Form 10-Q
period 1996-03-31
TOWN & COUNTRY TRUST
filed 1996-05-14
CIK 906110

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Transition Period From______________ to
      ______________

Commission file number      1-12056
                       ------------------

                           THE TOWN AND COUNTRY TRUST
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MARYLAND                                      52-6613091
- - ----------------------------------------       ---------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)

           SUITE 1700
    100 SOUTH CHARLES STREET
       BALTIMORE, MARYLAND                                   21201
- - ----------------------------------------       ---------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (410) 539-7600
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
- - --------------------------------------------------------------------------------
              (Former name, former address, or former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes      X     No
                                      ---------      ---------


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      COMMON SHARES OF BENEFICIAL INTEREST, $.01 PAR VALUE - 15,662,065 OUTSTANDING AS OF MAY 10, 1996

                           The Town and Country Trust
                                    Form 10-Q

                                      INDEX
                                      -----


Part I: Financial Information                                                                                               Page
- - -----------------------------                                                                                               ----
Item 1.   Financial Statements (Unaudited)

     Consolidated balance sheets of The Town and Country Trust as of March 31, 1996
     and as of December 31, 1995.                                                                                            1

     Consolidated statements of operations of The Town and Country Trust for the three-month periods ended March 31,
     1996 and 1995.                                                                                                          2

     Consolidated statements of cash flows of The Town and Country Trust for the three-month periods ended March 31,
     1996 and 1995.                                                                                                          3

     Notes to consolidated financial statements.                                                                             4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                                                      5

Part II: Other Information
- - --------------------------

Item 1.   Legal Proceedings                                                                                                  8
Item 2.   Changes in Securities                                                                                              8
Item 3.   Defaults Upon Senior Securities                                                                                    8
Item 4.   Submission of Matters to a Vote of Security Holders                                                                8
Item 5.   Other Information                                                                                                  8
Item 6.   Exhibits or Reports on Form 8-K                                                                                    8

Signature                                                                                                                    9



                                      (i)

Part I:  Financial Information
- - ------------------------------

                           The Town and Country Trust

                           Consolidated Balance Sheets

                                   (Unaudited)

                                                                                     MARCH 31, 1996            DECEMBER 31, 1995
                                                                              -----------------------------------------------------
                                                                                                 (in thousands)
ASSETS
Real estate assets:
   Land                                                                              $     77,566              $     77,566
   Buildings and improvements                                                             478,181                   477,083
   Other                                                                                    3,579                     3,451
                                                                              -----------------------------------------------------
                                                                                          559,326                   558,100
Less accumulated depreciation                                                            (180,554)                 (174,551)
                                                                              -----------------------------------------------------
                                                                                          378,772                   383,549

Cash and cash equivalents                                                                   1,329                     1,313
Funds deposited with mortgagee                                                              3,120                     5,723
Restricted cash                                                                             1,035                     1,035
Receivables                                                                                 1,299                     1,196
Prepaid expenses and other assets                                                           3,301                     3,872
Deferred financing costs, net of allowance for amortization
  (1996-$4,642, 1995-$4,101)                                                                5,237                     5,717
                                                                              -----------------------------------------------------
Total assets                                                                         $    394,093              $    402,405
                                                                              =====================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages payable                                                                    $    232,000              $    232,000
Secured notes payable                                                                      57,309                    56,809
Accrued interest                                                                            2,069                     4,853
Accounts payable and other liabilities                                                      3,117                     2,881
Security deposits                                                                           1,657                     1,667
Minority interest                                                                          13,434                    14,294
                                                                              -----------------------------------------------------
Total liabilities                                                                         309,586                   312,504

Shareholders' equity:
   Common shares of beneficial interest ($.01 par value),
    500,000,000 shares authorized                                                             157                       157
   Additional paid-in capital                                                             317,588                   317,584
   Accumulated deficit                                                                   (231,432)                 (225,964)
   Unearned compensation - restricted stock                                                (1,806)                   (1,876)
                                                                              -----------------------------------------------------
                                                                                           84,507                    89,901
                                                                              -----------------------------------------------------
Total liabilities and shareholders' equity                                           $    394,093              $    402,405
                                                                              =====================================================



See accompanying notes to financial statements.

                           The Town and Country Trust

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                                                        THREE MONTHS ENDED MARCH 31
                                                                                       1996                    1995
                                                                          ----------------------------------------------------
                                                                                 (in thousands, except per share data)
Revenues:
   Rental                                                                          $    22,033              $   21,665
   Other                                                                                   348                     375
                                                                          ----------------------------------------------------
                                                                                        22,381                  22,040

Expenses:
   Operating                                                                             5,195                   4,624
   Real estate taxes                                                                     1,780                   1,808
   Depreciation                                                                          6,077                   6,027
   Marketing and advertising                                                               844                     799
   Repairs and maintenance                                                               1,505                   1,543
   General and administrative                                                            1,074                   1,174
                                                                          ----------------------------------------------------
                                                                                        16,475                  15,975

Interest expense                                                                         4,442                   4,625
Interest expense related to the amortization of deferred
   financing costs                                                                         541                     571
                                                                          ----------------------------------------------------
                                                                                        21,458                  21,171
                                                                          ----------------------------------------------------
Income  before minority interest                                                           923                     869
Income allocated to minority interest                                                      127                     119
                                                                          ----------------------------------------------------
Net income                                                                         $       796              $      750
                                                                          ====================================================

Weighted average common shares outstanding                                              15,534                  15,512


Net income per share outstanding                                                   $       .05              $      .05
                                                                          ====================================================

Dividend declared and paid per share outstanding                                   $       .40              $      .40
                                                                          ====================================================


See accompanying notes to financial statements.

                           The Town and Country Trust

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                          THREE MONTHS ENDED MARCH 31
                                                                                            1996                1995
                                                                                   -----------------------------------------
OPERATING ACTIVITIES                                                                            (in thousands)
Income before minority interest                                                          $     923            $      869
Adjustments to reconcile income before minority interest to net cash provided by operating activities:
     Depreciation                                                                            6,077                 6,027
     Interest expense related to the amortization of deferred financing costs                  541                   571
     Amortization of unearned compensation                                                      70                     -
     Loss on sales of property and equipment                                                     2                     -
     Changes in operating assets and liabilities:
       Decrease in restricted cash                                                               -                    15
       Decrease in funds deposited with mortgagee                                            2,603                 2,338
       Decrease in receivables, prepaid expenses and other assets                              449                 1,294
       Decrease in accounts payable, other liabilities, accrued interest and
         security deposits                                                                  (2,558)               (2,497)
                                                                                   -----------------------------------------
Net cash provided by operating activities                                                    8,107                 8,617

INVESTING ACTIVITIES
Additions of real estate assets, net of disposals                                             (718)                 (966)
Additions pursuant to value-added capital improvements program                                (565)                 (397)
                                                                                   -----------------------------------------
Net cash used in investing activities                                                       (1,283)               (1,363)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                           4                     -
Borrowings on notes payable                                                                    500                     -
Increase in deferred financing costs                                                           (61)                  (91)
Dividends and distributions                                                                 (7,251)               (7,191)
                                                                                   -----------------------------------------
Net cash used in financing activities                                                       (6,808)               (7,282)
                                                                                   -----------------------------------------

Increase (decrease) in cash and cash equivalents                                                16                   (28)
Cash and cash equivalents at beginning of period                                             1,313                 1,959
                                                                                   -----------------------------------------
Cash and cash equivalents at end of period                                               $   1,329            $    1,931
                                                                                   =========================================
Cash interest paid                                                                       $   7,256            $    7,578
                                                                                   =========================================


See accompanying notes to financial statements.

                           The Town and Country Trust

                   Notes to Consolidated Financial Statements

                                   (Unaudited)



1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of recurring normal accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

2.  INTEREST RATE SWAP AGREEMENTS

In order to reduce its exposure to interest rate fluctuations, on January 2, 1996, the Company entered into a series of interest rate swap agreements with a bank with a total notional amount of $103,100,000. The swap agreements effectively fix the interest rate on its floating rate indebtedness to a blended rate of 6.5%. The net interest differential between the fixed rate and the floating rate (paid by the counterparty) is reported as a component of interest expense. The swap agreements mature concurrently with the floating rate debt maturities on August 17, 1998.

3.  SUBSEQUENT EVENT

On April 25, 1996, the Company announced that its Board of Trustees had declared a dividend for the quarter ended March 31, 1996 of $.40 per share, aggregating $6,264,826. Concurrent with the payment of the dividend, a $986,614 limited partnership distribution will be made to the minority interest holders. The dividend and distribution will be paid on June 10, 1996 to holders of record on May 16, 1996.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

The following discussion is based primarily on the consolidated financial statements of The Town and Country Trust (the "Company") as of March 31, 1996 and for the three-month periods ended March 31, 1996 and 1995. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

The financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The Company believes that Funds From Operations provides an indicator of its financial performance. Historically, Funds From Operations has been defined as net income (loss) excluding adjustments for unconsolidated partnerships and joint ventures as well as gains (losses) from debt restructuring and sales of property, plus depreciation and amortization. During 1995, the National Association of Real Estate Investment Trusts (NAREIT) adopted a modification to the definition of Funds From Operations. The modified definition continues to recommend that depreciation of real property be added back to net income but excludes certain items including amortization of deferred financing costs and depreciation of company office improvements. Funds From Operations is affected by the financial performance of the properties and the capital structure of the Company. Funds From Operations does not represent cash flow from operations as defined by generally accepted accounting principles and is not necessarily indicative of cash available to fund all cash flow needs. Funds From Operations should not be considered as an alternative to net income as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity.

Results of Operations - Three Months Ended March 31, 1996 and 1995
- - ------------------------------------------------------------------

Income before minority interest for the three months ended March 31, 1996 was $923,000, compared to $869,000 for the same period in 1995. Funds From Operations, using the new definition adopted by NAREIT, increased to $6,932,000 for the three months ended March 31, 1996 from $6,834,000 for the three months ended March 31, 1995. Revenues were $22,381,000 for the three months ended March 31, 1996 compared to $22,040,000 for the same period in 1995, an increase of $341,000, or 1.5%. This increase was due to increases in rental rates. Occupancy remained strong at 93.2% for the first quarter of 1996, compared to 93.7% for the first quarter of 1995.

Total expenses excluding depreciation and interest were $10,398,000 for the three months ended March 31, 1996 compared to $9,948,000 for the same period in 1995, an increase of $450,000. Operating expenses increased by $571,000, of which approximately $400,000 is attributable to the unusually severe winter weather conditions in the Company's operating region. Marketing and advertising expenses increased by $45,000. All other expenses except depreciation decreased by $166,000, as a result of management's successful efforts to control costs.

Interest expense decreased by $183,000 from the expense in the first quarter of 1995 due to decreases in the interest rate on the Company's floating rate debt. In order to eliminate its exposure to interest rate fluctuations, on January 2, 1996, the Company entered into an interest rate swap agreement which has the effect of fixing at 6.5% its floating rate indebtedness until maturity on August 17, 1998.

Liquidity and Capital Resources
- - -------------------------------

Operating activities provided unrestricted cash for the three months ended March 31, 1996 of $8,107,000 of which $7,251,000 was paid out in dividends and distributions. Borrowings under a secured financing arrangement provided a portion of the funds that were invested in the properties in the form of revenue-enhancing capital improvements.

In 1995 the Company commenced a multi-year program that provides for approximately $6,000,000 in revenue-enhancing capital improvements to certain properties. The Company anticipates that such capital improvements will result in significant rental increases. The improvements include the modernization of kitchens and bathrooms as well as the installation of washers, dryers and carpeting within certain apartment units. Funding for these revenue-enhancing improvements is provided through internally-generated funds and the loan facility.

In order to reduce its exposure to interest rate fluctuations, on January 2, 1996, the Company entered into a series of interest rate swap agreements with a bank with a total notional amount of $103,100,000. The swap agreements effectively fix the interest rate on its floating rate indebtedness to a blended rate of 6.5%.

Management believes that the Company will have access to the capital resources necessary to expand and develop its business. The Company expects that adequate cash will be available to fund its operating and administrative expenses, capital expenditures, debt service obligations and payments of dividends in the foreseeable future.

Part II: Other Information
- - --------------------------

         Items 1 through 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

Item 4. - Submission of Matters to a Vote of Security Holders
- - -------------------------------------------------------------

(a) The Registrant's annual meeting of shareholders was held on April 25, 1996.

(b) The following Trustees were elected at such annual meeting, each for a one-year term expiring in 1997:

                           Alfred Lerner
                           Harvey Schulweis
                           James H. Berick
                           H. Grant Hathaway
                           Milton A. Wolf

(c) The following matter was voted on at the annual meeting of shareholders:

         (1)      Election of Trustees:
                  ---------------------

                  Trustee Name                       Votes For                        Abstentions
                  ------------                       ---------                        -----------
                  Alfred Lerner                      13,336,612                         85,470
                  Harvey Schulweis                   13,334,162                         87,920
                  James H. Berick                    13,334,112                         87,970
                  H. Grant Hathaway                  13,333,881                         88,201
                  Milton A. Wolf                     13,337,042                         85,040

Item 6. - Exhibits and Reports on Form 8-K
- - ------------------------------------------

(a)               Exhibit
                  Number            Exhibit
                  ------            -------
                    27              Financial Data Schedule(1)


- - --------
(1) Filed only in electronic format pursuant to Item 601(b) (27) of Regulation S-K

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               THE TOWN AND COUNTRY TRUST



Date:   May 10, 1996                           /s/ Jennifer C. Munch
     -----------------------------             ------------------------------
                                               Jennifer C. Munch
                                               Vice President - Treasurer
                                               (Principal Accounting Officer)