Form 10-Q
period 1996-06-30
TOWN & COUNTRY TRUST
filed 1996-08-12
CIK 906110

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

[ X  ]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.  For the Quarterly Period Ended June 30, 1996

                                       or

[    ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934. For the Transition Period From______________ to ______________

Commission file number   1-12056
                        ----------


                           THE TOWN AND COUNTRY TRUST
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  MARYLAND                                     52-6613091
- ------------------------------------------------      -------------------------
             (State or other jurisdiction of                (I.R.S. Employer
             incorporation or organization)                Identification No.)

            SUITE 1700
     100 SOUTH CHARLES STREET
        BALTIMORE, MARYLAND                                       21201
- ------------------------------------------------      -------------------------
  (Address of principal executive offices)                      (Zip Code)

                                 (410) 539-7600
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
- -------------------------------------------------------------------------------
 (Former name, former address, or former fiscal year, if changed since last report)

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

       COMMON SHARES OF BENEFICIAL INTEREST, $.01 PAR VALUE - 15,677,690 OUTSTANDING AS OF JULY 31, 1996

                           The Town and Country Trust
                                    Form 10-Q

                                      INDEX
                                      -----

Part I: Financial Information                                           Page
- -----------------------------                                           ----

Item 1.   Financial Statements (Unaudited)

     Consolidated balance sheets of The Town and Country Trust
     as of June 30, 1996 and as of December 31, 1995.                     1

     Consolidated statements of operations of The Town and
     Country Trust for the three-month and six-month periods ended
     June 30, 1996 and 1995.                                              2

     Consolidated statements of cash flows of The Town and Country
     Trust for the six-month periods ended June 30, 1996 and 1995.        3

     Notes to consolidated financial statements.                          4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       5

Part II: Other Information
- --------------------------

Item 1.   Legal Proceedings                                               7
Item 2.   Changes in Securities                                           7
Item 3.   Defaults Upon Senior Securities                                 7
Item 4.   Submission of Matters to a Vote of Security Holders             7
Item 5.   Other Information                                               7
Item 6.   Exhibits or Reports on Form 8-K                                 7

Signature                                                                 8

                                      (i)

Part I:  Financial Information
- ------------------------------

                           The Town and Country Trust

                           Consolidated Balance Sheets

                                   (Unaudited)

                                                                                    JUNE 30, 1996           DECEMBER 31, 1995
                                                                              -----------------------------------------------------
ASSETS                                                                                           (in thousands)
Real estate assets:
   Land                                                                              $     77,566              $     77,566
   Buildings and improvements                                                             479,858                   477,083
   Other                                                                                    3,656                     3,451
                                                                              -----------------------------------------------------
                                                                                          561,080                   558,100
Less accumulated depreciation                                                            (186,634)                 (174,551)
                                                                              -----------------------------------------------------
                                                                                          374,446                   383,549

Cash and cash equivalents                                                                   2,960                     1,313
Funds deposited with mortgagee                                                              5,625                     5,723
Restricted cash                                                                             1,010                     1,035
Receivables                                                                                 1,544                     1,196
Prepaid expenses and other assets                                                           1,869                     3,872
Deferred financing costs, net of allowance for amortization
  (1996-$5,184, 1995-$4,101)                                                                4,696                     5,717
                                                                              -----------------------------------------------------
Total assets                                                                         $    392,150              $    402,405
                                                                              =====================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages payable                                                                    $    232,000              $    232,000
Secured notes payable                                                                      57,309                    56,809
Accrued interest                                                                            4,802                     4,853
Accounts payable and other liabilities                                                      4,091                     2,881
Security deposits                                                                           1,652                     1,667
Minority interest                                                                          12,658                    14,294
                                                                              -----------------------------------------------------
Total liabilities                                                                         312,512                   312,504

Shareholders' equity:
   Common shares of beneficial interest ($.01 par value),
    500,000,000 shares authorized                                                             157                       157
   Additional paid-in capital                                                             317,588                   317,584
   Accumulated deficit                                                                   (236,371)                 (225,964)
   Unearned compensation - restricted stock                                                (1,736)                   (1,876)
                                                                              ------------------------------------------------------
                                                                                           79,638                    89,901
                                                                              -----------------------------------------------------
Total liabilities and shareholders' equity                                           $    392,150              $    402,405
                                                                              ======================================================

See accompanying notes to financial statements.

                           The Town and Country Trust

                      Consolidated Statements of Operations

                                   (Unaudited)

                                          THREE MONTHS ENDED JUNE 30,                          SIX MONTHS ENDED JUNE 30,
                                          1996                   1995                        1996                    1995
                                 ---------------------------------------------------------------------------------------------------
                                                               (in thousands, except per share data)
Revenues:
   Rental                                $   22,458             $   21,953                  $   44,491              $   43,619
   Other                                        358                    380                         706                     754
                                 -----------------------------------------------    ------------------------------------------------
                                             22,816                 22,333                      45,197                  44,373

Expenses:
   Operating                                  4,798                  4,599                       9,993                   9,223
   Real estate taxes                          1,769                  1,798                       3,549                   3,606
   Depreciation                               6,099                  6,058                      12,176                  12,085
   Marketing and advertising                    883                    811                       1,727                   1,610
   Repairs and maintenance                    1,610                  1,496                       3,115                   3,039
   General and administrative                 1,159                  1,064                       2,233                   2,238
                                 -----------------------------------------------    ------------------------------------------------
                                             16,318                 15,826                      32,793                  31,801

Interest expense                              4,420                  4,652                       8,862                   9,277
Interest expense related to
   the amortization of
   deferred financing costs                     542                    593                       1,083                   1,164
                                 -----------------------------------------------    ------------------------------------------------
                                             21,280                 21,071                      42,738                  42,242
                                 -----------------------------------------------    ------------------------------------------------

Income before minority interest               1,536                  1,262                       2,459                   2,131

Income allocated to minority
   interest                                     210                    173                         337                     292
                                 -----------------------------------------------    ------------------------------------------------
Net income                               $    1,326             $    1,089                  $    2,122              $    1,839

Weighted average common shares
    outstanding                           15,529,876            15,520,575                  15,536,955              15,516,194
 Net income per share                    $       .09             $     .07                   $     .14              $      .12
                                 ===============================================    ================================================

Dividends declared and paid
   per share outstanding                 $       .40             $     .40                   $     .80             $       .80
                                 ===============================================    ================================================


See accompanying notes to financial  statements.

                           The Town and Country Trust

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                           1996                  1995
                                                                                   ---------------------------------------------
                                                                                                  (in thousands)
OPERATING ACTIVITIES
Income before minority interest                                                          $   2,459                 $   2,131
Adjustments to reconcile income before minority interest to net cash provided by operating activities:
     Depreciation                                                                           12,176                    12,085
     Interest expense related to the amortization of deferred financing costs                1,083                     1,164
     Amortization of unearned compensation                                                     140                        47
     Changes in operating assets and liabilities:
       Decrease in restricted cash                                                              25                        15
       Decrease in funds deposited with mortgagee                                               98                       390
       Decrease in receivables, prepaid expenses and other assets                            1,619                     2,539
       Increase (decrease)  in accounts payable, other liabilities, accrued
         interest and security deposits                                                      1,144                       (33)
                                                                                   ---------------------------------------------
Net cash provided by operating activities                                                   18,744                    18,338

INVESTING ACTIVITIES
Additions of real estate assets, net of disposals                                           (1,775)                   (2,551)
Additions pursuant to value-added capital improvements program                              (1,262)                     (967)
                                                                                   ---------------------------------------------
Net cash used in investing activities                                                       (3,037)                   (3,518)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                           4                         -
Borrowings on notes payable                                                                    500                         -
Increase in deferred financing costs                                                           (61)                     (157)
Dividends and distributions                                                                (14,503)                  (14,443)
                                                                                   ---------------------------------------------
Net cash used in financing activities                                                      (14,060)                  (14,600)
                                                                                   ---------------------------------------------

Increase in cash and cash equivalents                                                        1,647                       220
Cash and cash equivalents at beginning of period                                             1,313                     1,959
                                                                                   ---------------------------------------------
Cash and cash equivalents at end of period                                               $   2,960                 $   2,179
                                                                                   =============================================
Cash interest paid                                                                       $   8,985                 $   9,308
                                                                                   =============================================


See accompanying notes to financial statements.

                           The Town and Country Trust

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of recurring normal accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

3.  SUBSEQUENT EVENT

On July 25, 1996, the Company announced that its Board of Trustees had declared a dividend for the quarter ended June 30, 1996 of $.40 per share, aggregating $6,271,076. Concurrent with the payment of the dividend, a $986,614 limited partnership distribution will be made to the minority interest holders. The dividend and distribution will be paid on September 10, 1996 to holders of record on August 15, 1996.

On July 25, 1996, the Company granted 15,625 restricted Common Shares to an officer pursuant to its Amended and Restated 1993 Long-Term Incentive Plan. The value of the restricted shares, which is equal to the market price of the Common Shares at the date of the grant, will be amortized into expense over a vesting period consistent with the remaining service period until retirement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------------------------------------------------

The following discussion is based primarily on the consolidated financial statements of The Town and Country Trust (the "Company") as of June 30, 1996 and for the three-month and six-month periods ended June 30, 1996 and 1995. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

Results of Operations - Three Months Ended June 30, 1996 and 1995
- -----------------------------------------------------------------

Income before minority interest for the three months ended June 30, 1996 was $1,536,000, compared to $1,262,000 for the same period in 1995. Funds From Operations, using the new definition adopted by NAREIT, increased to $7,569,000 for the three months ended June 30, 1996 from $7,256,000 for the three months ended June 30, 1995. Revenues were $22,816,000 for the three months ended June 30, 1996 compared to $22,333,000 for the same period in 1995, an increase of $483,000, or 2.2%. This increase was due to increases in rental rates. Occupancy remained strong at 94.1% for the second quarter of 1996, compared to 94.1% for the second quarter of 1995.

Total expenses excluding depreciation and interest were $10,219,000 for the three months ended June 30, 1996 compared to $9,768,000 for the same period in 1995, an increase of $451,000. Operating expenses increased by $199,000, due in part to costs incurred early in the quarter that were attributable to the unusually severe weather conditions in the Company's operating region. Marketing and advertising expenses increased by $72,000 and repairs and maintenance increased by $114,000. All other expenses except depreciation increased by $66,000, or 2.3%.

Interest expense decreased by $232,000 from the expense in the second quarter of 1995 due to decreases in the interest rate on the Company's floating rate debt. In order to eliminate its exposure to interest rate fluctuations, on January 2, 1996, the Company entered into an interest rate swap agreement which has the effect of fixing at 6.5% its floating rate indebtedness until maturity on August 17, 1998.

Results of Operations - Six Months Ended June 30, 1996 and 1995
- ---------------------------------------------------------------

Income before minority interest for the six months ended June 30, 1996 was $2,459,000, compared to $2,131,000 for the same period in 1995. Funds From Operations, using the new definition adopted by NAREIT, increased to $14,501,000 for the six months ended June 30, 1996 from $14,090,000 for the six months ended June 30, 1995. Revenues were $45,197,000 for the six months ended June 30, 1996 compared to $44,373,000 for the same period in 1995, an increase of $824,000, or 1.9%. This increase was due to increases in rental rates.

Total expenses excluding depreciation and interest were $20,617,000 for the six months ended June 30, 1996 compared to $19,716,000 for the same period in 1995, an increase of $901,000. Operating expenses increased by $770,000, of which approximately $500,000 is attributable to the unusually severe winter weather conditions in the Company's operating region. Marketing and advertising expenses increased by $117,000. All other expenses except depreciation increased by only $14,000, as a result of management's successful efforts to control costs.

Interest expense for the six months ended June 30, 1996 decreased by $415,000 from the expense in the same period of 1995 due to decreases in the interest rate on the Company's floating rate debt. On January 2, 1996, the Company entered into an interest rate swap agreement which has the effect of fixing at 6.5% its floating rate indebtedness until maturity on August 17, 1998.

Liquidity and Capital Resources
- -------------------------------

Operating activities provided unrestricted cash for the six months ended June 30, 1996 of $18,744,000 of which $14,503,000 was paid out in dividends and distributions. Borrowings under a secured financing arrangement provided a portion of the funds that were invested in the properties in the form of revenue-enhancing capital improvements.

In 1995, the Company commenced a multi-year program that provides for approximately $6,000,000 in revenue-enhancing capital improvements to certain properties. The improvements include the modernization of kitchens and bathrooms as well as the installation of washers, dryers and carpeting within certain apartment units. Funding for these revenue-enhancing improvements is provided through internally-generated funds and the loan facility.

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

Part II:  Other Information
- ---------------------------

         Items 1 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

Item 6.  -  Exhibits and Reports on Form 8-K
- --------------------------------------------

(a)    Exhibit
       Number            Exhibit
       -------           -------

         10.1 Loan Modification Agreement among The Town and Country Trust, The TC Operating Limited Partnership, and The TC Property Company, Borrowers, The TC-Stonegate Company, The TC-Carlyle Station Company and The TC-Christina Mill Company, Grantors, and The First National Bank of Maryland, Lender, dated May 14, 1996.

         10.2 Loan Modification Agreement among The TC-Stonegate Company, The TC-Carlyle Station Company and The TC-Christina Mill Company, Borrowers, The Town and Country Trust, and The TC Operating Limited Partnership, Guarantors, and The First National Bank of Maryland, Agent, dated May 14, 1996.

         27              Financial Data Schedule(1)

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.




- ----------
1 Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE TOWN AND COUNTRY TRUST

    Date:   August 7, 1996                    /s/ Jennifer C. Munch
         -----------------------------        -----------------------------
                                              Jennifer C. Munch
                                              Vice President - Treasurer
                                              (Principal Accounting Officer)