Form 10-Q
period 1996-09-30
TOWN & COUNTRY TRUST
filed 1996-11-13
CIK 906110

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the Quarterly Period Ended September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the Transition Period From _____________ to ______________

Commission file number   1-12056
                      -------------

                           THE TOWN AND COUNTRY TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             MARYLAND                                      52-6613091
----------------------------------------        --------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

             SUITE 1700
      100 SOUTH CHARLES STREET
         BALTIMORE, MARYLAND                                 21201
----------------------------------------        --------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (410) 539-7600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address, or former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

COMMON SHARES OF BENEFICIAL INTEREST, $.01 PAR VALUE - 15,677,690 OUTSTANDING AS OF OCTOBER 31, 1996

                           The Town and Country Trust
                                    Form 10-Q

                                      INDEX
                                      -----


PART I: FINANCIAL INFORMATION
                                                                            PAGE
Item 1. Financial Statements (Unaudited)

        Consolidated balance sheets of The Town and Country Trust
        as of September 30, 1996 and as of December 31, 1995.                 1

        Consolidated statements of operations of
        The Town and Country Trust for the three-month and
        nine-month periods ended September 30, 1996 and 1995.                 2

        Consolidated statements of cash flows of
        The Town and Country Trust for the nine-month periods
        ended September 30, 1996 and 1995.                                    3

        Notes to consolidated financial statements.                           4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             5

PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                     7
Item 2. Changes in Securities                                                 7
Item 3. Defaults Upon Senior Securities                                       7
Item 4. Submission of Matters to a Vote of Security Holders                   7
Item 5. Other Information                                                     7
Item 6. Exhibits or Reports on Form 8-K                                       7

Signature                                                                     8


                                      (i)

PART I: FINANCIAL INFORMATION

                           The Town and Country Trust

                           Consolidated Balance Sheets

                                   (Unaudited)

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1996             1995
                                                             -----------------------------
ASSETS                                                               (in thousands)
Real estate assets:
     Land                                                    $  77,566         $  77,566
     Buildings and improvements                                481,664           477,083
     Other                                                       3,706             3,451
                                                             ---------------------------
                                                               562,936           558,100
Less accumulated depreciation                                 (192,651)         (174,551)
                                                             ---------------------------
                                                               370,285           383,549

Cash and cash equivalents                                        1,241             1,313
Funds deposited with mortgagee                                   2,623             5,723
Restricted cash                                                    980             1,035
Receivables                                                      1,384             1,196
Prepaid expenses and other assets                                5,125             3,872
Deferred financing costs, net of allowance for
     amortization (1996-$5,725, 1995-$4,101)                     4,154             5,717
                                                             ---------------------------
Total assets                                                 $ 385,792         $ 402,405
                                                             ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages payable                                            $ 232,000         $ 232,000
Secured notes payable                                           58,409            56,809
Accrued interest                                                 2,087             4,853
Accounts payable and other liabilities                           4,874             2,881
Security deposits                                                1,643             1,667
Minority interest                                               11,900            14,294
                                                             ---------------------------
Total liabilities                                              310,913           312,504

Shareholders' equity:
     Common shares of beneficial interest
       ($.01 par value),
       500,000,000 shares authorized                               157               157
     Additional paid-in capital                                317,790           317,584
     Accumulated deficit                                      (241,195)         (225,964)
     Unearned compensation - restricted stock                   (1,873)           (1,876)
                                                             ---------------------------
                                                                74,879            89,901
                                                             ---------------------------
Total liabilities and shareholders' equity                   $ 385,792         $ 402,405
                                                             ===========================

See accompanying notes to financial statements.

                           The Town and Country Trust

                      Consolidated Statements of Operations

                                   (Unaudited)

                                          THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                               1996            1995             1996            1995
                                          --------------------------------  -------------------------------
                                                       (in thousands, except per share data)
Revenues:
     Rental                                 $    22,673     $    22,249      $    67,164     $    65,868
     Other                                          380             370            1,086           1,124
                                            ---------------------------      ---------------------------
                                                 23,053          22,619           68,250          66,992

Expenses:
     Operating                                    4,899           4,729           14,892          13,953
     Real estate taxes                            1,747           1,798            5,296           5,404
     Depreciation                                 6,068           6,024           18,244          18,109
     Marketing and advertising                      882             781            2,609           2,391
     Repairs and maintenance                      1,682           1,666            4,797           4,705
     General and administrative                   1,119           1,135            3,352           3,372
                                            ---------------------------      ---------------------------
                                                 16,397          16,133           49,190          47,934

Interest expense                                  4,438           4,595           13,300          13,872
Interest expense related to the
     amortization of deferred financing
     costs                                          541             544            1,624           1,708
Retirement of unamortized deferred
     financing costs                                 --             309               --             309
                                            ---------------------------      ---------------------------
                                                 21,376          21,581           64,114          63,823
                                            ---------------------------      ---------------------------

Income before minority interest                   1,677           1,038            4,136           3,169

Income allocated to minority interest               229             142              566             434

                                            ---------------------------      ---------------------------
Net income                                  $     1,448     $       896      $     3,570     $     2,735
                                            ===========================      ===========================

Weighted average common
     shares outstanding                      15,545,070      15,513,534       15,545,026      15,520,020

Net income per share                        $       .09     $       .06      $       .23     $       .18
                                            ===========================      ===========================

Dividends declared and paid
     per share outstanding                  $       .40     $       .40      $      1.20     $      1.20
                                            ===========================      ===========================

See accompanying notes to financial statements.

                           The Town and Country Trust

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                     1996          1995
                                                                   ----------------------
                                                                       (in thousands)
OPERATING ACTIVITIES
Income before minority interest                                    $  4,136      $  3,169
Adjustments to reconcile income before minority
  interest to net cash provided by operating activities:
     Depreciation                                                    18,244        18,109
     Interest expense related to the amortization of
          deferred financing costs                                    1,624         1,708
     Retirement of unamortized deferred financing                        --           309
     Amortization of unearned compensation                              205           117
     Changes in operating assets and liabilities:
          Decrease in restricted cash                                    55            15
          Decrease in funds deposited with mortgagee                  3,100         3,746
          (Increase) decrease in receivables, prepaid
               expenses and other assets                             (1,529)        1,664
          Decrease  in accounts payable, other liabilities,
               accrued interest and security deposits                  (797)       (2,199)
                                                                   ----------------------
Net cash provided by operating activities                            25,038        26,638

INVESTING ACTIVITIES
Additions of real estate assets, net of disposals                    (3,044)       (3,915)
Additions pursuant to value-added capital improvements program       (1,848)       (1,616)
                                                                   ----------------------
Net cash used in investing activities                                (4,892)       (5,531)

FINANCING ACTIVITIES
Payments on notes payable                                                --       (52,510)
Proceeds from issuance of common stock                                    4            --
Borrowings on notes payable                                           1,600        55,109
Increase in deferred financing costs                                    (61)       (1,435)
Dividends and distributions                                         (21,761)      (21,694)
                                                                   ----------------------
Net cash used in financing activities                               (20,218)      (20,530)
                                                                   ----------------------

(Decrease) increase in cash and cash equivalents                        (72)          577
Cash and cash equivalents at beginning of period                      1,313         1,959
                                                                   ----------------------
Cash and cash equivalents at end of period                         $  1,241      $  2,536
                                                                   ======================
Cash interest paid                                                 $ 16,202      $ 16,486
                                                                   ======================

See accompanying notes to financial statements.

                           The Town and Country Trust

                   Notes to Consolidated Financial Statements

                                   (Unaudited)



1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of recurring normal accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

3. SHAREHOLDERS' EQUITY

On July 25, 1996, the Company granted 15,625 restricted Common Shares to an officer pursuant to its Amended and Restated 1993 Long-Term Incentive Plan. The value of the restricted shares, which is equal to the market price of the Common Shares at the date of the grant, will be amortized into expense over a vesting period consistent with the remaining service period until retirement.

4. SUBSEQUENT EVENT

On October 24, 1996, the Company announced that its Board of Trustees had declared a dividend for the quarter ended September 30, 1996 of $.40 per share, aggregating $6,271,076. Concurrent with the payment of the dividend, a $986,614 limited partnership distribution will be made to the minority interest holders. The dividend and distribution will be paid on December 10, 1996 to holders of record on November 15, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based primarily on the consolidated financial statements of The Town and Country Trust (the "Company") as of September 30, 1996 and for the three-month and nine-month periods ended September 30, 1996 and 1995. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Income before minority interest for the three months ended September 30, 1996 was $1,677,000, compared to $1,038,000 for the same period in 1995. Funds From Operations, using the new definition adopted by NAREIT, increased to $7,647,000 for the three months ended September 30, 1996 from $7,308,000 for the three months ended September 30, 1995. Revenues were $23,053,000 for the three months ended September 30, 1996 compared to $22,619,000 for the same period in 1995, an increase of $434,000, or 1.9%. This increase was due to increases in rental rates. Occupancy remained strong at 94.4% for the third quarter of 1996, compared to 94.6% for the third quarter of 1995.

Total expenses excluding depreciation and interest were $10,329,000 for the three months ended September 30, 1996 compared to $10,109,000 for the same period in 1995, an increase of $220,000 or 2.2%. Operating expenses increased by $170,000. Marketing and advertising expenses increased by $101,000. All other expenses except depreciation decreased by $51,000.

Interest expense decreased by $157,000 from the expense in the third quarter of 1995 due to decreases in the interest rate on the Company's floating rate debt. In order to eliminate its exposure to interest rate fluctuations, on January 2, 1996, the Company entered into an interest rate swap agreement which has the effect of fixing at 6.5% its floating rate indebtedness until maturity on August 17, 1998.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Income before minority interest for the nine months ended September 30, 1996 was $4,136,000, compared to $3,169,000 for the same period in 1995. Funds From Operations, using the new definition adopted by NAREIT, increased to $22,148,000 for the nine months ended September 30, 1996 from $21,399,000 for the nine months ended September 30, 1995. Revenues were $68,250,000 for the nine months ended September 30, 1996 compared to $66,992,000 for the same period in 1995, an increase of $1,258,000, or 1.9%. This increase was due to increases in rental rates.

Total expenses excluding depreciation and interest were $30,946,000 for the nine months ended September 30, 1996 compared to $29,825,000 for the same period in 1995, an increase of $1,121,000. Operating expenses increased by $939,000, of which approximately $500,000 is attributable to the unusually severe winter weather conditions in the Company's operating region. Marketing and advertising expenses increased by $218,000. All other expenses except depreciation decreased by $36,000, as a result of management's successful efforts to control costs.

Interest expense for the nine months ended September 30, 1996 decreased by $572,000 from the expense in the same period of 1995 due to decreases in the interest rate on the Company's floating rate debt. On January 2, 1996, the Company entered into an interest rate swap agreement which has the effect of fixing at 6.5% its floating rate indebtedness until maturity on August 17, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided unrestricted cash for the nine months ended September 30, 1996 of $25,038,000, of which $21,761,000 was paid out in dividends and distributions. Borrowings under a secured financing arrangement provided a portion of the funds that were invested in the properties in the form of revenue-enhancing capital improvements.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit
     Number            Exhibit
     -------           -------
       27              Financial Data Schedule(1)

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.


----------
(1) Filed only in electronic format pursuant to Item 601(b)(27) of Regulation
    S-K

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE TOWN AND COUNTRY TRUST


     Date:  November 7, 1996           /s/ Jennifer C. Munch
            ---------------------          -------------------------------------
                                           Jennifer C. Munch
                                           Vice President - Treasurer
                                           (Principal Accounting Officer)