Form 10-K
period 1996-12-31
TOWN & COUNTRY TRUST
filed 1997-03-31
CIK 906110

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         (Mark One)

         [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

         For the fiscal year ended December 31, 1996

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from ________________ to _______________

         Commission File No. 001-12056
                            ----------

                           THE TOWN AND COUNTRY TRUST
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            MARYLAND                                52-6613091
---------------------------------      -----------------------------------------
(State or Other Jurisdiction            (I.R.S. Employer Identification
of Incorporation or Organization)       Number)

100 S. Charles Street
Baltimore, Maryland                                   21201
--------------------------------       -----------------------------------------
(Address of Principal Executive Office)             (ZIP Code)

                                 (410) 539-7600
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class              Name of Exchange on Which Registered
-------------------              ------------------------------------

Common Shares of
Beneficial Interest              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
                                                           -------

                       [Cover Continued on Following Page]

                      [Cover Continued From Previous Page]

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  No
                                               ---    ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the Registrant as of February 28, 1997: $206,942,188.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practical date:

         15,677,690 Common Shares of Beneficial Interest, $.01 Par
         ---------------------------------------------------------
         Value, at February 28, 1997.
         ----------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                        Part of Form 10-K
Document                                               In Which Incorporated
--------                                               ---------------------

Portions of the Registrant's                                 I and III
Notice of Annual Meeting
and Proxy Statement
Dated March 19, 1997

Portions of the Registrant's                                 II and IV
1996 Annual Report to Shareholders

Neither the Report of the Board of Trustees on Executive Compensation nor the Performance Graph contained in the Registrant's Notice of Annual Meeting and Proxy Statement dated March 19, 1997 shall be deemed incorporated by reference herein.

                                     PART I
                                     ------

ITEM 1. BUSINESS
----------------

GENERAL
-------

    The Registrant is a self-administered and self-managed real estate investment trust that was formed to continue and expand the Registrant's predecessor's business of owning, managing and acquiring multifamily properties. The Registrant was organized in Maryland on May 19, 1993 and commenced operations on August 23, 1993 upon completion of its initial public offering of 15,511,765 common shares of beneficial interest.

    The Registrant currently owns and operates 35 multifamily properties (the "Properties") comprising 13,631 apartment units located in Maryland, Pennsylvania, Virginia, and Delaware. Of the Properties, twenty-six (the "Original Properties") had been owned and managed as a single business since 1979 by the Registrant's predecessor, The TC Companies, which was comprised of twenty-six general partnerships (the "Original Property Partnerships") and The Town and Country Management Corporation ("Town and Country"). Each of the Original Property Partnerships was established to acquire a specific Original Property and was owned 50% by a limited partnership beneficially owned by Alfred Lerner and 50% by a limited partnership of which Harvey Schulweis is a general partner. The Original Properties had been managed since 1979 by Town and Country, a company exclusively engaged in the management of those Properties, under the direction of the Registrant's executive officers. In connection with the Registrant's initial public offering, Town and Country became a division of The TC Operating Limited Partnership ("Operating Partnership"). Concurrently with the closing of the Registrant's initial public offering, the Registrant acquired six multifamily properties, comprising 1,817 apartment units, for an aggregate consideration of $120.1 million (the "Purchased Properties"). In fiscal 1994, the Registrant acquired three additional multifamily properties, comprising 896 apartment units (the "Acquisition Properties"), for an aggregate consideration of $52.759 million, which was paid with funds drawn on the Registrant's line of credit.

    The Registrant and a wholly-owned subsidiary are the sole general partners of and together own an 86.0% general partnership interest in the Operating Partnership, which was formed in connection with the Registrant's initial public offering. The remaining 14.0% limited partnership interest in the Operating Partnership was retained by certain of the predecessor owners of The TC Companies, including Messrs. Lerner and Schulweis, as consideration for their contribution to the Operating Partnership of the majority interests in The TC Companies. As a general partner of the Operating Partnership, the Registrant has full and complete control over the management of the Operating Partnership and, through wholly-owned subsidiaries, over each of the Properties. The Registrant and the Operating Partnership together indirectly own 100% of each Property.

INDEBTEDNESS
------------

         The Registrant and the Operating Partnership in August, 1995 entered into a financing agreement with The First National Bank of Maryland (the "Bank"). Pursuant to this financing agreement, the Registrant is permitted to borrow up to $27 million. Concurrently, each of the partnerships which own the Acquisition Properties entered into a financing agreement with the Bank, pursuant to which such partnerships borrowed $35 million. Repayment of the $35 million loan facility is guaranteed by the Registrant and the Operating Partnership. The aggregate outstanding principal balances under these financing agreements (which was $58.409 million at December 31, 1996) bear interest at variable rates (averaging 7.1% at December 31, 1996) and mature on August 17, 1998. These financing agreements are secured by first and second priority mortgages on the Acquisition Properties. A portion of the funds provided under these financing agreements was used to retire in full the Registrant's outstanding indebtedness of $52.510 million under its prior revolving credit facility.

    Concurrent with the Registrant's initial public offering, the Original Property Partnerships borrowed $232 million from a special-purpose corporation, The Town and Country Funding Corporation ("Funding"), which is owned by Messrs. Lerner and Schulweis and the Registrant's Secretary, Daniel G. Berick. Funding has no net income, pays no salaries and makes no distributions to its shareholders. Funding issued $185.6 million of fixed-rate secured notes and $46.4 million of floating-rate secured notes in an underwritten public offering concurrent with the Registrant's initial public offering. The indebtedness of the Original Property Partnerships to Funding is evidenced by mortgage notes having comparable terms to the secured notes issued by Funding. Each of the Original Property Partnerships is the maker of a separate mortgage note in a principal amount equal to an allocable portion of the indebtedness evidenced by such secured notes. The mortgage notes are secured by cross-collateralized first mortgages on the Properties and related assignments of rents of the Original Property Partnerships and by non-recourse guarantees of the partnerships which own the Purchased Properties. As a result of these arrangements, all of the Properties are encumbered by cross-collateralized first mortgages, except the Acquisition Properties, which are encumbered by cross-collateralized first and second mortgages in favor of the Bank. This indebtedness matures on August 17, 1998, which maturity may be extended to August 15, 2000 at the option of Funding. The fixed-rate indebtedness accrues interest at 5.85%, payable semi-annually, and the floating-rate indebtedness accrues interest at the three-month London Interbank Offered Rate plus .60% (6.5% at December 31, 1996), payable quarterly. In connection with the issuance of the floating-rate secured notes, the Registrant obtained an interest rate protection agreement effective through the maturity of the floating-rate secured notes which limits the maximum floating interest rate thereon to 8.60%.

         In January 1996, the Registrant entered into interest rate swap agreements which have a total notional amount of $103.1 million and which mature on August 17, 1998. These agreements have the effect of fixing the interest rate on the Registrant's floating-rate indebtedness to the Bank and Funding's indebtedness in respect of the floating-rate secured notes at a blended rate of 6.5%.

COMPETITION
-----------

    All of the Properties are located in developed areas. There are numerous other apartment properties within the market area of each Property. The number of competitive apartment properties in such area could have a material effect on the rental market for the apartments at a Property and the rents which may be charged for such apartments. The Registrant competes for tenants and acquisitions with others who may have greater financial resources than the Registrant.

ENVIRONMENTAL MATTERS
---------------------

    Under various Federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for costs of removal or remediation of certain hazardous or toxic substances on, under or in such property. Such enactments often impose liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure properly to remediate such substances, may affect adversely the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials ("ACMs") into the air and third parties may seek recovery from owners or operators of real property for personal injury associated with ACMs. In connection with its ownership and operation of the Properties, the Registrant, the Operating Partnership, or any of their respective direct or indirect subsidiaries, as the case may be, potentially may be liable for such costs. A number of the

Properties formerly contained underground fuel oil storage tanks. The Registrant has removed all of these tanks.

EMPLOYEES
---------

    As of December 31, 1996, the Registrant had 422 employees.

ITEM 2. PROPERTIES.
-------------------

    The Properties consist of 35 multifamily properties comprising 13,631 apartment units located in suburban Baltimore, suburban Washington, D.C., southeastern Pennsylvania and Delaware.

    Each of the Original Properties and Purchased Properties is owned by a separate Property Partnership in which The TC Property Company (a special purpose general partnership owned 99% by the Operating Partnership and 1% by The Town and Country Holding Corporation) owns a 99% general partnership interest and in which The Town and Country Holding Corporation (a wholly-owned subsidiary of the Registrant) owns a 1% general partnership interest. Each of the Acquisition Properties is owned by a separate property partnership in which The TC Property Company II (a special purpose general partnership owned 99% by the Operating Partnership and 1% by The Town and Country Holding Corporation II) owns a 99% general partnership interest and in which The Town and Country Holding Corporation II (a wholly-owned subsidiary of the Registrant) owns a 1% general partnership interest.

   The average occupancy rate for all Properties for fiscal 1996 and fiscal 1995 was 94.0%. Tenant leases are generally for one-year terms, with automatic two-month renewals after the completion of the first year, and often require security deposits. Approximately 96% of the apartments in the Properties are one-bedroom and two-bedroom apartments. The balance are three-bedroom apartments. The Properties typically consist of two- and three-story buildings in a landscaped setting, many with amenities such as swimming pools, tennis courts, playgrounds and community buildings. All apartments offer air conditioning. The majority of such buildings are of brick construction and all of the Original Properties are located in mature, fully-developed neighborhoods. As part of a comprehensive on-going maintenance program, The TC Companies invested, on average, approximately $2.8 million per year in capital improvements to the Original Properties from 1980 through the acquisition of the Original Properties by the Operating Partnership, which capital improvements included items such as roofing, carpeting, appliances, paving, boilers and air conditioning.


The following table presents certain additional information concerning the
Properties:



                                                                   1996
                                     SQUARE         NUMBER         AVERAGE
PROPERTY NAME                        FOOTAGE (1)    OF UNITS       OCCUPANCY (2)
-------------                        -----------    --------       -------------

SUBURBAN BALTIMORE

T & C Bowleys Quarters               348,005        462                92.6%
Baltimore, Maryland

T & C Charlesmont                    411,349        565                93.8%
Dundalk, Maryland

T & C Cockeysville                   502,878        540                93.9%
Cockeysville, Maryland

T & C Foxhaven                       404,628        460                83.0%
Baltimore, Maryland

T & C Gardenwood                     427,760        492                91.0%
Baltimore, Maryland

T & C Hallfield                       63,276        75                 95.5%
Perry Hall, Maryland

T & C Harford                        297,077        336                95.5%
Carney, Maryland

T & C Hollows                        291,091        336                94.6%
Glen Burnie, Maryland

T & C Ridgeview                      217,849        257                89.7%
Rossville, Maryland

T & C Rolling Road                   324,401        384                93.6%
Baltimore, Maryland

T & C Rossville                      532,264        692                93.6%
Rossville, Maryland

T & C West/Greensview              1,199,359        1,350              96.1%
West Commercial
Elliott City, Maryland

T & C Woodhill                       281,860        334                90.7%
Glen Burnie, Maryland

T & C Woodmoor                       341,188        424                81.9%
Baltimore, Maryland







                                                                   1996
                                     SQUARE         NUMBER         AVERAGE
PROPERTY NAME                        FOOTAGE (1)    OF UNITS       OCCUPANCY (2)
-------------                        -----------    --------       -------------

Versailles-North Charles             252,669         210               96.0%
Towson, Maryland

SUBURBAN WASHINGTON, D.C.

T & C Montgomery Knolls              198,330         210               93.4%
Gaithersburg, Maryland

T & C Tall Oaks                      368,224         352               88.2%
Laurel, Maryland

T & C Willow Lake                    380,748         456               90.8%
Laurel, Maryland

SOUTHEASTERN PENNSYLVANIA

T & C Hidden Village                 223,006         264               94.7%
Allentown, Pennsylvania

T & C Colonial Crest                 275,379         329               95.4%
Emmaus, Pennsylvania

T & C Hanover                        186,366         215               95.1%
Hanover, Pennsylvania

T & C Colonial Park                  507,224         626               96.3%
Harrisburg, Pennsylvania

T & C Union Deposit                  378,374         468               93.8%
Harrisburg, Pennsylvania

T & C Lancaster                      343,350         413               93.4%
Lancaster, Pennsylvania

T & C Oakview                        228,294         272               94.4%
Lancaster, Pennsylvania

T & C York                           313,940         396               90.5%
York, Pennsylvania







                                                                    1996
                                    SQUARE         NUMBER         AVERAGE
PROPERTY NAME                       FOOTAGE (1)    OF UNITS       OCCUPANCY (2)
-------------                       -----------    --------       -------------

PURCHASED PROPERTIES

Barton's Crossing                   436,876        532                94.1%
Alexandria, Virginia

University Heights                  400,122        466                95.2%
Ashburn, Virginia

The Glen at Leesburg                123,950        134                97.7%
Leesburg, Virginia

Rolling Hills                       145,100        184                98.3%
York, Pennsylvania

Fox Run                             210,891        218                94.9%
Germantown, Maryland

The Village at                      220,748        283                97.4%
McNair Farms
Herndon, Virginia

ACQUISITION PROPERTIES

Stonegate                           282,072        260                96.8%
Elkton, Maryland

Christina Mill                      182,604        228                97.7%
Newark, Delaware

Carlyle Station                     386,545        408                95.4%
Manassas, Virginia

         Total                   11,687,797     13,631
                                 ==========     ======

----------------------

(1) Represents total square footage of apartment units at each Property.

(2) Average occupancy is defined as gross potential rent less vacancy allowance divided by gross potential rent for the period, expressed as a percentage.


MANAGEMENT OF THE PROPERTIES
----------------------------

    Each of the Properties is managed on a day-to-day basis by Town and Country, which has managed the Original Properties since 1979. Town and Country became a division of the Operating Partnership in connection with the Registrant's initial public offering.

    Prior to the Registrant's initial public offering, Mr. Lerner, Michael H. Rosen and Jennifer C. Munch had served as President, Executive Vice President, responsible for all day-to-day operations, and Controller, responsible for all financial operations, respectively, of Town and Country since 1979. Mr. Schulweis had been a Vice President of Town and Country since 1979. Prior to 1979, Mr. Rosen and Mrs. Munch had served in similar capacities for the predecessor owners of the Original Properties since 1975 and 1968, respectively.

    Town and Country emphasizes involved, hands-on management in the operation of the Properties. Town and Country's two Senior Vice President/Regional Managers generally visit each Property in their respective regions at least once a week, while Mr. Rosen generally visits every Property at least monthly. The Regional Managers supervise the Property Managers at each Property in their region, who in turn supervise the Assistant Property Managers, leasing representatives and office, maintenance, custodial and grounds personnel at each Property. The performance of each Property is evaluated regularly by senior management.

    Since 1979, Town and Country has operated its own internal credit and collection bureau, headquartered in suburban Baltimore with an additional office in Pennsylvania. This unit investigates the credit and verifies the references of all tenant applications to the Properties through various means, including access to major national credit bureaus. The credit and collection bureau also actively seeks to recover any delinquent rental payments from former tenants of the Properties.

    The Registrant's management manages all of the Properties and makes all strategic decisions concerning, and retains final authority over, all operating matters at the Properties. The Registrant's management continues to supervise Town and Country, which performs day-to-day property management functions at the Properties and will manage any additional properties purchased by the Registrant in the future. These functions include rental management, data processing, maintenance, accounting, marketing, promotion and security. A program of regular preventive maintenance has been and will continue to be used by Town and Country, together with renovations and refurbishing, to preserve and enhance the value of the Registrant's portfolio.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

    There were no legal proceedings pending at December 31, 1996 or as of the date of this report to which the Registrant, the Operating Partnership or any of the Property Partnerships is a party or to which the Properties are subject that are likely to have a material adverse impact on the Registrant's operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

    The age (as of February 28, 1997), business experience during the past five years and offices presently held by Messrs. Lerner and Schulweis are set forth under the caption "Election of Trustees" in the Registrant's Proxy Statement dated March 19, 1997, previously filed with the Commission (Exhibit 99), which information is incorporated herein by reference. Such information in respect of each of the Registrant's Executive Officers who are not Trustees is reported below. The Registrant's Bylaws provide that officers shall hold office until their successors are elected and qualified.

    Michael H. Rosen: Age 53. Mr. Rosen has served as Executive Vice President of the Registrant since the Registrant's initial public offering. Prior to such time, he had served as Executive Vice President of Town and Country, responsible for all day-to-day operations, since 1979.

    Jennifer C. Munch: Age 49. Mrs. Munch has served as Vice
President--Treasurer of the Registrant and of Funding since the Registrant's and Funding's initial public offerings. Prior to such time, she had served as Controller of Town and Country, responsible for all financial operations, since 1979, Vice President--Controller since 1983, and Senior Vice President-- Controller since December 1991. Mrs. Munch is a Certified Public Accountant.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST AND RELATED
--------------------------------------------------------------------------------
SHAREHOLDER MATTERS
-------------------

    Information in response to this Item is set forth on page 24 of the Registrant's 1996 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

    Information in response to this item is set forth on page 20 of the Registrant's 1996 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

    Information in response to this Item is set forth on pages 21 through 23 of the Registrant's 1996 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

(A) FINANCIAL STATEMENTS
    --------------------

    The financial statements, together with the report thereon of Ernst & Young LLP dated January 23, 1997, appearing on page 19 of the Registrant's 1996 Annual Report to Shareholders (Exhibit 13), are incorporated herein by reference.

(B) SUPPLEMENTARY DATA
    ------------------
    Information in response to this Item is set forth in the financial statement schedules set forth on pages F-1 through F-3 of this Form 10-K.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------

None.

                                    PART III
                                    --------

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------------------

    The information required in response to this Item in respect of Trustees is set forth under the caption "Election of Trustees" in the Registrant's Proxy Statement dated March 19, 1997, previously filed with the Commission (Exhibit
99), which information is incorporated herein by reference. The information required by this Item in respect of the Registrant's Executive Officers who are not Trustees is set forth on page 11 of this Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

    Information in response to this Item is set forth under the caption "Compensation of Executive Officers" in the Registrant's Proxy Statement dated March 19, 1997, previously filed with the Commission (Exhibit 99), which information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

    Information in response to this Item is set forth under the caption "Ownership of Common Shares of Beneficial Interest" in the Registrant's Proxy Statement dated March 19, 1997, previously filed with the Commission (Exhibit
99), which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

    Information in response to this Item is set forth under the caption "Election of Trustees--Certain Related Transactions; Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement dated March 19, 1997, previously filed with the Commission (Exhibit 99), which information is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a)      The following documents are filed as part of this report:

                                                                                        PAGE
                                                                                        ----

         (1)      Financial Statements:
                  --------------------

                  Report of Independent Auditors                                         19*

                  Consolidated Balance Sheets of
                  the Registrant at December 31, 1996
                  and at December 31, 1995                                                9*

                  Consolidated Statements of Operations of the Registrant for
                  the years ended December 31, 1996, December 31, 1995 and
                  December 31, 1994                                                      10*

                  Consolidated Statements of Shareholders' Equity of the
                  Registrant for the years ended December 31, 1996, December 31,
                  1995 and December 31, 1994                                             11*








                  Consolidated Statement of Cash
                  Flows of the Registrant for the
                  years ended December 31, 1996,
                  December 31, 1995 and
                  December 31, 1994                                       12*

                  Notes to Consolidated
                  Financial Statements of the
                  Registrant                                              13*

         *Incorporated by reference from the indicated page of the Registrant's 1996 Annual Report to Shareholders. With the exception of this information and the information incorporated in Items 5, 6, 7 and 8, the 1996 Annual Report to Shareholders is not deemed filed as part of this report.

         (2)      Financial Statement Schedules:
                  -----------------------------

                  Schedule III--Real Estate and
                  Accumulated Depreciation                                F-1

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3)      Exhibits
                  --------

Exhibit
-------
Number
------

3.1               First Amended and Restated Declaration of Trust
                  (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 (No. 33-63150)).

3.2 By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-ll (No. 33-63150)).

10.1(a)           Form of Limited Partnership Agreement of The TC
                  Operating Limited Partnership (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-11 (No. 33-63150)).

10.1(b) Amended and Restated Agreement of Limited Partnership of The TC Operating Limited Partnership dated as of January 26, 1995 (incorporated by reference to Exhibit 10.1(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.2 Purchase Agreement relating to University Heights (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-11 (No. 33-63150)).

10.3 Purchase Agreement relating to Barton's Crossing (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-11 (No. 33-63150)).

10.4 Purchase Agreement relating to McNair Farms (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-11 (No. 33-63150)).

10.5 Purchase Agreement relating to Fox Run (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-11 (No. 33-63150)).

10.6 Purchase Agreement relating to Rolling Hills (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-11 (No. 33-63150)).

10.7 Purchase Agreement relating to Stonegate Apartments (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.8 Purchase Agreement related to Christina Mill Apartments (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.9 Purchase Agreement related to Carlyle Station Apartments (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.10 Form of Purchase Agreement entered into between the Registrant and Messrs. Lerner and Schulweis (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-11 (No. 33-63150)).

10.11* Registrant's Amended and Restated 1993 Long Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.12 Form of Indenture relating to the Secured Debt (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-11 (No. 33-63550) of The Town and Country Funding Corporation).

10.13 Form of Mortgage entered into between each Property Partnership and The Town and Country Funding Corporation (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-11 (No. 33-63550) of The Town and Country Funding Corporation).

10.14             Form of Formation Agreement (incorporated by reference to
                  Exhibit 10.13 to the Registrant's Registration Statement on Form S-11 (No. 33-63150)).

10.15 Form of Assignment and Assumption Agreements relating to the Operating Partnership (incorporated by reference to Exhibit
                  10.15 to the Registrant's Registration Statement on Form S-11 (No. 33-63150)).

10.16(a) Financing Agreement between The Town and Country Trust, The TC Operating Limited Partnership, The TC Property Company and The First National Bank of Maryland dated August 16, 1995 (incorporated by reference to Exhibit 10.16(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.16(b) Form of Indemnity Deed of Trust, Assignment and Security Agreement entered into by the Acquisition Property Partnerships and The First National Bank of Maryland (incorporated by reference to Exhibit 10.16(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.17(a) Financing Agreement between The TC-Stonegate Company, The TC-Carlyle Station Company and The TC-Christina Mill Company and The First National Bank of Maryland dated August 16, 1995 (incorporated by reference to Exhibit 10.17(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.17(b) Form of Deed of Trust, Assignment and Security Agreement entered into by the Acquisition Property Partnerships and The First National Bank of Maryland (incorporated by reference to Exhibit 10.17(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

13                The Registrant's 1996 Annual Report to Shareholders

21                Subsidiaries of the Registrant

23                Consent of Independent Auditors

24                Powers of Attorney

27                Financial Data Schedule(1)

99                Notice of Annual Meeting and Proxy Statement dated March 19,
                  1997

*Compensation plan or arrangement required to be filed as an exhibit hereto.

(b) Reports on Form 8-K

         No reports on Form 8-K have been filed during the last quarter of the Registrant's fiscal year ended December 31, 1996.



------------

         (1) Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     THE TOWN AND COUNTRY TRUST

                                                     By:/s/ Alfred Lerner
                                                        ------------------------
                                                        Alfred Lerner,
                                                        Chairman of the Board

Dated:  March 26, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                          Title                                     Date
---------                                          -----                                     ----

/s/ Alfred Lerner                           Principal Executive                         March 26, 1997
----------------------                      Officer and Trustee
Alfred Lerner

/s/ Harvey Schulweis                        Principal Financial                         March 26, 1997
----------------------                      Officer and Trustee
Harvey Schulweis

/s/ Jennifer C. Munch                       Principal Accounting                        March 26, 1997
----------------------                      Officer
Jennifer C. Munch

James H. Berick*                            Trustee
H. Grant Hathaway*                          Trustee
Milton A. Wolf*                             Trustee

                                                     *By: /s/ Alfred Lerner
                                                         -----------------------
                                                         Alfred Lerner,
                                                         Attorney-in-Fact

                                                         March 26, 1997

*Powers of attorney authorizing Alfred Lerner to sign this annual report on Form 10-K on behalf of certain Trustees of the Registrant are being filed with the Securities and Exchange Commission herewith (Exhibit 24).

             Schedule III--Real Estate and Accumulated Depreciation

                           The Town and Country Trust

                                December 31, 1996

                                                     SUBSEQUENT TO     GROSS AMOUNT AT WHICH
                                 INITIAL COST(c)     ACQUISITION(d)    CARRIED AT CLOSE OF PERIOD
                                 ------------------  -------------  -------------------------------
                   NON-RECOURSE         BUILDINGS,    BUILDINGS,             BUILDINGS,              ACCUMULATED
     PROPERTY        MORTGAGE           EQUIPMENT &   EQUIPMENT &           EQUIPMENT &     TOTAL    DEPRECIATION  DATE      USEFUL
   DESCRIPTION(a)    DEBT (b)    LAND  IMPROVEMENTS   IMPROVEMENTS   LAND   IMPROVEMENTS   (e) (f)      (g)       ACQUIRED    LIFE
------------------ ------------  ----  ------------   ------------  ------- ------------   --------  ------------ --------   -------
                                                            (in thousands)

MARYLAND
   Foxhaven           $  8,397  $ 1,849   $ 11,929      $   819     $ 1,849   $  12,748    $ 14,597    $  7,020   1993 (i)    (h)
   Gardenwood           11,080        -     17,182          848           -      18,030      18,030       9,436   1993 (i)    (h)
   West/Greensview/
    West Commercial     32,688    8,824     37,783        2,005       8,824      39,788      48,612      20,069   1993 (i)    (h)
   Montgomery            5,058    1,505      6,889          342       1,505       7,231       8,736       3,532   1993 (i)    (h)
   Hollows               7,230    1,424     10,401          428       1,424      10,829      12,253       5,814   1993 (i)    (h)
   Rolling Road          8,491        -     13,376          761           -      14,137      14,137       7,319   1993 (i)    (h)
   South                 6,602    1,317     10,097          523       1,317      10,620      11,937       5,823   1993 (i)    (h)
   Woodmoor              7,081    1,690     11,110          794       1,690      11,904      13,594       6,520   1993 (i)    (h)
   Hallfield Manor       1,535      320      2,240          124         320       2,364       2,684       1,326   1993 (i)    (h)
   Ridgeview             5,382    1,138      7,513          318       1,138       7,831       8,969       4,264   1993 (i)    (h)
   Charlesmont          10,292    2,049     13,972          759       2,049      14,731      16,780       7,680   1993 (i)    (h)
   East                  8,692    1,795     10,549          716       1,795      11,265      13,060       5,442   1993 (i)    (h)
   Harford               7,398    1,474     10,511          491       1,474      11,002      12,476       6,274   1993 (i)    (h)
   Laurel                8,718    1,397      9,845          563       1,397      10,408      11,805       5,119   1993 (i)    (h)
   Montpelier           10,233    1,781     14,088        1,365       1,781      15,453      17,234       7,425   1993 (i)    (h)
   North                12,429    2,749     18,151          951       2,749      19,102      21,851      10,044   1993 (i)    (h)
   Northeast            14,456    3,136     19,944          835       3,136      20,779      23,915      10,876   1993 (i)    (h)
   Versailles            7,010    1,599     10,921        1,818       1,599      12,739      14,338       5,776   1993 (i)    (h)
   Fox Run                   -    2,498     11,412          191       2,498      11,603      14,101       1,876     1993      (h)
   Stonegate                 -    2,887     13,261          135       2,887      13,396      16,283       1,240     1994      (h)

PENNYSLVANIA
   Allentown             5,416    1,229      7,447          428       1,229       7,875       9,104       4,261   1993 (i)    (h)
   Harrisburg East       7,748    2,181     12,531          821       2,181      13,352      15,533       7,262   1993 (i)    (h)
   Emmaus                8,077    1,394      9,577          735       1,394      10,312      11,706       4,926   1993 (i)    (h)
   Hanover               3,837      590      4,946          628         590       5,574       6,164       3,007   1993 (i)    (h)
   Harrisburg           12,349    3,033     16,905        1,168       3,033      18,073      21,106       9,992   1993 (i)    (h)
   Lancaster East        5,432      812      8,249          650         812       8,899       9,711       4,484   1993 (i)    (h)
   Lancaster West        8,322    1,285     12,794          934       1,285      13,728      15,013       6,877   1993 (i)    (h)
   York                  8,047    1,951     10,622          727       1,951      11,349      13,300       6,265   1993 (i)    (h)
   Rolling Hills             -    1,282      5,842          171       1,282       6,013       7,295       1,020     1993      (h)

VIRGINIA
   Barton's Crossing         -    7,320     33,845          963       7,320      34,808      42,128       5,864     1993      (h)
   The Glen                  -    1,157      5,269          160       1,157       5,429       6,586         922     1993      (h)
   McNair Farms              -    3,564     16,237          232       3,564      16,469      20,033       2,813     1993      (h)
   University Heights        -    5,789     26,371          179       5,789      26,550      32,339       4,545     1993      (h)
   Carlyle Station           -    4,259     19,610          272       4,259      19,882      24,141       1,740     1994      (h)

DELAWARE
   Christina Mill            -    2,288     10,454           81       2,288      10,535      12,823         952     1994      (h)

MISCELLANEOUS INVESTMENTS
                             -        -        814        1,255           -       2,069       2,069         884     1993      (h)
                     ---------  -------   --------      -------     -------    --------  ----------    --------
   Total             $ 232,000  $77,566   $462,687      $24,190     $77,566    $486,877  $  564,443    $198,689
                     =========  =======   ========      =======     =======    ========  ==========    ========

                              Notes to Schedule III

                           The Town and Country Trust

                                 (In thousands)

(a) All properties are garden apartment communities with the exception of one commercial building included in the West/Greensview/West Commercial Partnership.

(b) See description of mortgages payable in Note 5 of Notes to Consolidated Financial Statements of the Company and Combined Financial Statements of the Predecessor.

(c) Initial cost for properties originally acquired from the Predecessor (see note (i) below) represents the historical cost as of August 23, 1993 plus the acquisition of non-controlled interests in the Predecessor on August 23, 1993. The initial cost of all other property acquisitions represents the cost to purchase the property at the date of acquisition.

(d) No carrying costs were incurred by any of the properties subsequent to acquisition by The Town and Country Trust.

(e) The aggregate cost of land, buildings and equipment on a Federal Income Tax basis is $443,435,027 at December 31, 1996.

(f)  Reconciliation of Real Estate Properties
     -------------------------------------------------------
         Balance at January 1, 1994                                                                       $     491,489
         Acquisitions of new partnerships                                                                        53,259
         Other additions, net of dispositions during 1994                                                         6,595
                                                                                                          -------------
         Balance at December 31, 1994                                                                           551,343
         Other additions, net of dispositions during 1995                                                         6,757
                                                                                                          -------------
         Balance at December 31, 1995                                                                           558,100
         Other additions, net of dispositions during 1996                                                         6,343
                                                                                                          =============
         Balance at December 31, 1996                                                                     $     564,443
                                                                                                          =============

(g)  Reconciliation of Accumulated Depreciation
     --------------------------------------------------------

           Balance at January 1, 1994                                                                     $     127,124
           1994 depreciation expense, net of retirements                                                         23,380
                                                                                                          -------------
           Balance at December 31, 1994                                                                         150,504
           1995 depreciation expense, net of retirements                                                         24,047
                                                                                                          -------------
           Balance at December 31, 1995                                                                         174,551
           1996 Depreciation expense, net of retirements                                                         24,138
                                                                                                          =============
           Balance at December 31, 1996                                                                   $     198,689
                                                                                                          =============

                           The Town and Country Trust

                                 (In thousands)

(h)  Depreciation is computed based upon the following estimated lives:

                                                     Assets acquired          Assets acquired
                                                         prior to               subsequent to
                                                     January 1, 1994         December 31, 1993
                                                  ------------------------------------------------
     Buildings                                        27.5 years                  40 years
     Building improvements                            15 to 19 years              20 years
     Furniture, fixtures and equipment                3 to 7 years                5 to 12 years

(i)  Denotes property originally purchased in 1979 by the Predecessor.