Form 10-Q
period 1997-03-31
TOWN & COUNTRY TRUST
filed 1997-05-15
CIK 906110

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q




[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended March 31, 1997

                                      or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.  For the Transition Period
       From______________ to ______________

Commission file number  1-12056
                        -------

                          THE TOWN AND COUNTRY TRUST
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            MARYLAND                                         52-6613091
----------------------------------                   --------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

            SUITE 1700
     100 SOUTH CHARLES STREET
       BALTIMORE, MARYLAND                                      21201
------------------------------------------           --------------------------
(Address of principal executive offices)                      (Zip Code)

                                (410) 539-7600
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
-------------------------------------------------------------------------------
  (Former name, former address, or former fiscal year, if changed since last report)


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

COMMON SHARES OF BENEFICIAL INTEREST, $.01 PAR VALUE - 15,677,690 OUTSTANDING AS OF APRIL 30, 1997

                           The Town and Country Trust
                                   Form 10-Q

                                     INDEX

                                                                                      Page
                                                                                      ----
Part I: Financial Information

Item 1.  Financial Statements (Unaudited)

   Consolidated balance sheets of The Town and Country Trust as of March 31,
   1997 and as of December 31, 1996.                                                    1

   Consolidated statements of operations of The Town and Country Trust for the three-month periods ended March 31, 1997 and 1996.
                                                                                        2
   Consolidated statements of cash flows of The Town and Country Trust for the
   three-month periods ended March 31, 1997 and 1996.                                   3

   Notes to consolidated financial statements.                                          4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                  5

Part II: Other Information

Item 1.  Legal Proceedings                                                              8
Item 2.  Changes in Securities                                                          8
Item 3.  Defaults Upon Senior Securities                                                8
Item 4.  Submission of Matters to a Vote of Security Holders                            8
Item 5.  Other Information                                                              8
Item 6.  Exhibits or Reports on Form 8-K                                                8

Signature                                                                               9



                                      (i)

Part I:  Financial Information

                           The Town and Country Trust

                          Consolidated Balance Sheets

                                                                (Unaudited)
                                                             --------------------------------
                                                                 MARCH 31,       DECEMBER 31,
                                                                    1997             1996
                                                             --------------------------------
ASSETS                                                                (in thousands)
Real estate assets:
  Land                                                       $  77,566             $   77,566
  Buildings and improvements                                   484,184                483,119
  Other                                                          3,843                  3,758
                                                             --------------------------------
                                                               565,593                564,443
Less accumulated depreciation                                 (204,756)              (198,689)
                                                             --------------------------------
                                                               360,837                365,754
Cash and cash equivalents                                        2,320                  1,725
Funds deposited with mortgagee                                   3,341                  6,030
Restricted cash                                                  1,030                  1,005
Receivables                                                      1,422                  1,413
Prepaid expenses and other assets                                2,926                  3,857
Deferred financing costs, net of allowance for amortization
  (1997-$6,809, 1996-$6,267)                                     3,070                  3,612
                                                             --------------------------------
Total assets                                                 $ 374,946             $  383,396
                                                             ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages payable                                            $ 232,000             $  232,000
Secured notes payable                                           58,259                 58,409
Accrued interest                                                 2,066                  4,817
Accounts payable and other liabilities                           4,634                  4,552
Security deposits                                                1,656                  1,630
Minority interest                                               10,467                 11,243
                                                             --------------------------------
Total liabilities                                              309,082                312,651

Shareholders' equity:
  Common shares of beneficial interest ($.01 par value),
  500,000,000 shares authorized                                    157                    157
  Additional paid-in capital                                   317,791                317,791
  Accumulated deficit                                         (250,334)              (245,391)
  Unearned compensation - restricted stock                      (1,750)                (1,812)
                                                             --------------------------------
                                                                65,864                 70,745
                                                             --------------------------------
Total liabilities and shareholders' equity                   $ 374,946             $  383,396
                                                             ================================


See accompanying notes to financial statements.

                           The Town and Country Trust

                     Consolidated Statements of Operations

                                  (Unaudited)

                                                              THREE MONTHS ENDED MARCH 31
                                                                  1997                 1996
                                                        -------------------------------------
                                                        (in thousands, except per share data)
Revenues:
  Rental                                                       $22,425              $22,033
  Other                                                            423                  348
                                                           --------------------------------
                                                                22,848               22,381
Expenses:
  Operating                                                      5,037                5,195
  Real estate taxes                                              1,752                1,780
  Depreciation                                                   6,067                6,077
  Marketing and advertising                                        889                  844
  Repairs and maintenance                                        1,506                1,505
  General and administrative                                     1,098                1,074
                                                           --------------------------------
                                                                16,349               16,475
Interest expense                                                 4,419                4,442
Interest expense related to the
  amortization of deferred financing costs                         542                  541
                                                           --------------------------------
                                                                21,310               21,458
                                                           --------------------------------
Income before minority interest                                  1,538                  923
Income allocated to minority interest                              210                  127
                                                           --------------------------------
Net income                                                     $ 1,328              $   796
                                                           ================================
Weighted average common shares
  outstanding                                                   15,561               15,534
Net income per share                                           $   .09              $   .05
                                                           ================================
Dividends declared and paid per share outstanding              $   .40              $   .40
                                                           ================================

See accompanying notes to financial statements.

                           The Town and Country Trust

                     Consolidated Statements of Cash Flows

                                  (Unaudited)


                                                                            THREE MONTHS ENDED MARCH 31
                                                                             1997                   1996
                                                                          --------------------------------
OPERATING ACTIVITIES                                                                (in thousands)
Income before minority interest                                           $   1,538                $   923
Adjustments to reconcile income before minority interest to net cash provided by operating activities:
    Depreciation                                                              6,067                  6,077
    Interest expense related to the amortization of deferred
      financing costs                                                           542                    541
    Amortization of unearned compensation                                        62                     70
    Changes in operating assets and liabilities:
      Increase in restricted cash                                               (25)                     -
      Decrease in funds deposited with mortgagee                              2,689                  2,603
      Decrease in receivables, prepaid expenses and other assets                922                    449
      Decrease  in accounts payable, other liabilities, accrued
        interest and security deposits                                       (2,643)                (2,558)
                                                                          --------------------------------
Net cash provided by operating activities                                     9,152                  8,105

INVESTING ACTIVITIES
Additions of real estate assets, net of disposals                              (862)                  (716)
Additions pursuant to value-added capital improvements program                 (288)                  (565)
                                                                          --------------------------------
Net cash used in investing activities                                        (1,150)                (1,281)

FINANCING ACTIVITIES
Payments on notes payable                                                      (150)                     -
Proceeds from issuance of common stock                                            -                      4
Borrowings on notes payable                                                       -                    500
Increase in deferred financing costs                                              -                    (61)
Dividends and distributions                                                  (7,257)                (7,251)
                                                                          --------------------------------
Net cash used in financing activities                                        (7,407)                (6,808)
                                                                          --------------------------------
Increase in cash and cash equivalents                                           595                     16
Cash and cash equivalents at beginning of period                              1,725                  1,313
                                                                          --------------------------------
Cash and cash equivalents at end of period                                  $ 2,320                $ 1,329
                                                                          ================================
Cash interest paid                                                          $ 7,229                $ 7,256
                                                                          ================================

See accompanying notes to financial statements.

                           The Town and Country Trust

                   Notes to Consolidated Financial Statements

                                  (Unaudited)



1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of recurring normal accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change in primary earnings per share for the quarters ended March 31, 1997 and 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

3.  SUBSEQUENT EVENT

On May 1, 1997, the Company announced that its Board of Trustees had declared a dividend for the quarter ended March 31, 1997 of $.40 per share, aggregating $6,271,076. Concurrent with the payment of the dividend, a $986,614 limited partnership distribution will be made to the minority interest holders. The dividend and distribution will be paid on June 10, 1997 to holders of record on May 16, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based primarily on the consolidated financial statements of The Town and Country Trust (the "Company") as of March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

Results of Operations - Three Months Ended March 31, 1997 and 1996

Income before minority interest for the three months ended March 31, 1997 was $1,538,000, compared to $923,000 for the same period in 1996. Funds From Operations increased by 9.0% to $7,555,000 for the three months ended March 31, 1997 from $6,932,000 for the three months ended March 31, 1996. Revenues were $22,848,000 for the three months ended March 31, 1997 compared to $22,381,000 for the same period in 1996, an increase of $467,000, or 2.1%. This increase was due to increases in rental rates. Occupancy remained consistent at 92.7% for the first quarter of 1997, compared to 93.2% for the first quarter of 1996.

Total expenses excluding depreciation and interest were $10,282,000 for the three months ended March 31, 1997 compared to $10,398,000 for the same period in 1996, a decrease of $116,000 or 1.1%. Operating expenses decreased by $158,000. Marketing and advertising expenses increased by $45,000. All other expenses except depreciation decreased by $3,000 as a result of management's successful efforts to control costs.

Interest expense decreased by $23,000 from the expense in the first quarter of 1996 due to decreases in the interest rate on the Company's floating rate debt. In January, 1996, the Company entered into an interest rate swap agreement which has the effect of fixing the interest rate on its floating rate indebtedness at a blended rate of 6.5% until maturity on August 17, 1998.

Liquidity and Capital Resources

Operating activities provided unrestricted cash for the three months ended March 31, 1997 of $9,152,000, of which $7,257,000 was paid out in dividends and distributions.

During the year ended December 31, 1995, the Company entered into a secured financing agreement ("SFA") pursuant to which it is permitted to borrow a maximum of $62,000,000. The balance of the proceeds will be available, in part, to fund the Company's ongoing program of revenue-enhancing capital improvements. The SFA matures on August 17, 1998 and is secured by liens on three of the Company's properties.

In 1995, the Company commenced a multi-year program that provides for approximately $6,000,000 in revenue-enhancing capital improvements to certain properties. The improvements include the modernization of kitchens and bathrooms as well as the installation of washers, dryers and carpeting within certain apartment units. Funding for these revenue-enhancing improvements is provided through internally-generated funds and the SFA.

In order to reduce its exposure to interest rate fluctuations, in January 1996, the Company entered into a series of interest rate swap agreements with a bank with a total notional amount of $103,100,000. The swap agreements have the effect of fixing the interest rate on the Company's floating rate indebtedness to a blended rate of 6.5%.

Management believes that the Company will have access to the capital resources necessary to expand and develop its business. The Company expects that adequate cash will be available to fund its operating and administrative expenses, capital expenditures, debt service obligations and payments of dividends in the foreseeable future.

Safe Harbor Statement

With the exception of historical information, the matters discussed in this Report to Shareholders are forward-looking statements that involve risks and uncertainties and actual results could differ materially from those discussed. Certain statements herein and in future filings by the Trust with the Securities and Exchange Commission and in written and oral statements made by or with the approval of any authorized executive officer of the Trust constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Trust intends that such forward-looking statements be subject to the safe harbors created by such Acts. The words and phrases "looking ahead," "we are confident," "should be," "will be," "predicted," "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. These forward-looking statements reflect the Trust's current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the Trust's operations and business environment which may cause the actual results of the Trust to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, the Trust's ability to refinance its indebtedness or the terms and conditions on which the Trust is able to refinance its indebtedness; interest rate fluctuations; competition for tenants and acquisitions from others, many of whom may have greater financial resources than the Trust; changes in rental rates which may be charged by the Trust in response to market rental rate changes or otherwise; changes in federal income tax laws and regulations; any changes in the Trust's capacity to acquire additional apartment properties and any changes in the Trust's financial condition or operating results due to an acquisition of additional apartment properties; unanticipated increases in operating expenses due to factors such as casualties to the Trust's apartment properties or adverse weather conditions in the geographic locations of the Trust's apartment properties; and local economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the real estate investment trust industry, or the markets in which the Trust's apartment properties are located. The Trust undertakes no obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Part II:  Other Information

     Items 1 through 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

Item 4.   -  Submission of Matters to a Vote of Security Holders

(a)  The Registrant's annual meeting of shareholders was held on May 1, 1997.

(b) The following Trustees were elected at such annual meeting, each for a one-year term expiring in 1998:

                 Alfred Lerner
                 Harvey Schulweis
                 James H. Berick
                 H. Grant Hathaway
                 Milton A. Wolf

(c) The following matter was voted on at the annual meeting of shareholders:

    (1) Election of Trustees:

                                                            Broker
         Trustee Name          Votes For    Abstentions    Non-Votes
         ------------          ---------    -----------    ---------
         Alfred Lerner        13,496,440       94,739          0
         Harvey Schulweis     13,494,640       96,539          0
         James H. Berick      13,493,790       97,389          0
         H. Grant Hathaway    13,493,670       97,509          0
         Milton A. Wolf       13,489,470       101,709         0



Item 6.  -  Exhibits and Reports on Form 8-K

(a)         Exhibit
            Number        Exhibit
            ------        -------
              27          Financial Data Schedule(1)


(b) No reports on Form 8-K have been filed in the quarter for which this report is filed.


----------------
(1) Filed only in electronic format pursuant to Item 601(b)(27) of Regulation
S-K

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    THE TOWN AND COUNTRY TRUST




    Date:   May 12, 1997            /s/ Jennifer C. Munch
         -----------------          ------------------------------
                                    Jennifer C. Munch
                                    Vice President - Treasurer
                                    (Principal Accounting Officer)