Form 10-Q
period 1997-06-30
TOWN & COUNTRY TRUST
filed 1997-08-13
CIK 906110

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended June 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Transition Period From_________ to _________

Commission file number    1-12056
                          -------

                           THE TOWN AND COUNTRY TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MARYLAND                                   52-6613091
---------------------------------   --------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

               SUITE 1700
        100 SOUTH CHARLES STREET
           BALTIMORE, MARYLAND                              21201
------------------------------------------       -------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject
     to such filing requirements for the past 90 days. Yes  X    No
                                                          -----    -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     COMMON SHARES OF BENEFICIAL INTEREST, $.01 PAR VALUE - 15,754,065 OUTSTANDING AS OF JULY 24, 1997

                           The Town and Country Trust
                                    Form 10-Q

                                      INDEX
                                      -----

Part I: Financial Information                                                                              Page
-----------------------------                                                                              ----

Item 1.   Financial Statements (Unaudited)

     Consolidated balance sheets of The Town and Country Trust as of June 30, 1997
     and as of December 31, 1996.                                                                           1

     Consolidated statements of operations of The Town and Country Trust for the three-month and
     six-month periods ended June 30, 1997 and 1996.                                                        2

     Consolidated statements of cash flows of The Town and Country Trust for the six-month periods
     ended June 30, 1997 and 1996.                                                                          3

     Notes to consolidated financial statements.                                                            4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                                     5

Part II: Other Information
--------------------------

Item 1.   Legal Proceedings                                                                                 8
Item 2.   Changes in Securities                                                                             8
Item 3.   Defaults Upon Senior Securities                                                                   8
Item 4.   Submission of Matters to a Vote of Security Holders                                               8
Item 5.   Other Information                                                                                 8
Item 6.   Exhibits or Reports on Form 8-K                                                                   8

Signature                                                                                                   9

                                      (i)

Part I: Financial Information
-----------------------------

                           The Town and Country Trust

                           Consolidated Balance Sheets

                                                                                     (Unaudited)
                                                                              -----------------------------------------------------
                                                                                        JUNE 30,                DECEMBER 31,
                                                                                          1997                      1996
                                                                              -----------------------------------------------------
ASSETS                                                                                           (in thousands)
Real estate assets:
   Land                                                                              $     77,566              $     77,566
   Buildings and improvements                                                             486,196                   483,119
   Other                                                                                    3,900                     3,758
                                                                              -----------------------------------------------------
                                                                                          567,662                   564,443
Less accumulated depreciation                                                            (210,855)                 (198,689)
                                                                              -----------------------------------------------------
                                                                                          356,807                   365,754

Cash and cash equivalents                                                                   2,466                     1,725
Funds deposited with mortgagee                                                              5,770                     6,030
Restricted cash                                                                             1,055                     1,005
Receivables                                                                                 1,418                     1,413
Prepaid expenses and other assets                                                           2,271                     3,857
Deferred financing costs, net of allowance for amortization
  (1997-$7,351, 1996-$6,267)                                                                2,528                     3,612
                                                                              =====================================================
Total assets                                                                         $    372,315              $    383,396
                                                                              =====================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages payable                                                                    $    232,000              $    232,000
Secured notes payable                                                                      58,109                    58,409
Accrued interest                                                                            4,840                     4,817
Accounts payable and other liabilities                                                      4,815                     4,552
Security deposits                                                                           1,668                     1,630
Minority interest                                                                           9,719                    11,243
                                                                              -----------------------------------------------------
Total liabilities                                                                         311,151                   312,651

Shareholders' equity:
   Common shares of beneficial interest ($.01 par value),
    500,000,000 shares authorized                                                             157                       157
   Additional paid-in capital                                                             317,791                   317,791
   Accumulated deficit                                                                   (255,096)                 (245,391)
   Unearned compensation - restricted stock                                                (1,688)                   (1,812)
                                                                              -----------------------------------------------------
                                                                                           61,164                    70,745
                                                                              -----------------------------------------------------
Total liabilities and shareholders' equity                                           $    372,315              $    383,396
                                                                              =====================================================

See accompanying notes to financial statements.

                           The Town and Country Trust

                      Consolidated Statements of Operations

                                   (Unaudited)

                                          THREE MONTHS ENDED JUNE 30,                          SIX MONTHS ENDED JUNE 30,
                                          1997                   1996                        1997                    1996
                                 ---------------------------------------------------------------------------------------------------
                                                               (in thousands, except per share data)

Revenues:
   Rental                                $   22,559             $   22,458                  $   44,983              $   44,491
   Other                                        441                    358                         865                     706
                                 -----------------------------------------------    ------------------------------------------------
                                             23,000                 22,816                      45,848                  45,197

Expenses:
   Operating                                  4,771                  4,798                       9,807                   9,993
   Real estate taxes                          1,716                  1,769                       3,468                   3,549
   Depreciation                               6,099                  6,099                      12,166                  12,176
   Marketing and advertising                    923                    883                       1,812                   1,727
   Repairs and maintenance                    1,647                  1,610                       3,153                   3,115
   General and administrative                 1,118                  1,159                       2,216                   2,233
                                 -----------------------------------------------    ------------------------------------------------
                                             16,274                 16,318                      32,622                  32,793

Interest expense                              4,436                  4,420                       8,856                   8,862
Interest expense related to
   the amortization of
   deferred financing costs                     542                    542                       1,084                   1,083
                                 -----------------------------------------------    ------------------------------------------------
                                             21,252                 21,280                      42,562                  42,738
                                 -----------------------------------------------    ------------------------------------------------

Income before minority interest               1,748                  1,536                       3,286                   2,459

Income allocated to minority
   interest                                     239                    210                         449                     337
                                 -----------------------------------------------    ------------------------------------------------
Net income                               $    1,509             $    1,326                  $    2,837              $    2,122
                                 ===============================================    ================================================
Weighted average common shares
    outstanding                              15,569                 15,530                      15,569                  15,537
                                 ===============================================    ================================================
Net income per share                     $      .10             $      .09                  $      .18              $      .14
                                 ===============================================    ================================================

Dividends declared and paid
   per share outstanding                 $      .40             $      .40                  $      .80              $      .80
                                 ===============================================    ================================================


See accompanying notes to financial statements.

                           The Town and Country Trust

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                           1997                  1996
                                                                                   -----------------------------------------
OPERATING ACTIVITIES                                                                            (in thousands)
Income before minority interest                                                          $   3,286            $   2,459
Adjustments to reconcile income before minority interest to net cash provided by operating activities:
     Depreciation                                                                           12,166               12,176
     Interest expense related to the amortization of deferred financing costs                1,084                1,083
     Amortization of unearned compensation                                                     124                  140
     Changes in operating assets and liabilities:
       (Increase) decrease in restricted cash                                                  (50)                  25
       Decrease in funds deposited with mortgagee                                              260                   98
       Decrease in receivables, prepaid expenses and other assets                            1,581                1,619
       Increase  in accounts payable, other liabilities, accrued interest and
         security deposits                                                                     324                1,144
                                                                                   -----------------------------------------
Net cash provided by operating activities                                                   18,775               18,744

INVESTING ACTIVITIES
Additions of real estate assets, net of disposals                                           (2,327)              (1,775)
Additions pursuant to value-added capital improvements program                                (892)              (1,262)
                                                                                   -----------------------------------------
Net cash used in investing activities                                                       (3,219)              (3,037)

FINANCING ACTIVITIES
Payments on notes payable                                                                     (300)                   -
Proceeds from exercise of share options                                                          -                    4
Borrowings on notes payable                                                                      -                  500
Increase in deferred financing costs                                                             -                  (61)
Dividends and distributions                                                                (14,515)             (14,503)
                                                                                   -----------------------------------------
Net cash used in financing activities                                                      (14,815)             (14,060)
                                                                                   -----------------------------------------

Increase in cash and cash equivalents                                                          741                1,647
Cash and cash equivalents at beginning of period                                             1,725                1,313
                                                                                   -----------------------------------------
Cash and cash equivalents at end of period                                               $   2,466            $   2,960
                                                                                   =========================================
Cash interest paid                                                                       $   8,880            $   8,985
                                                                                   =========================================


See accompanying notes to financial statements.

                           The Town and Country Trust

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of recurring normal accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change in primary earnings per share for the quarters ended June 30, 1997 and 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

3. SHAREHOLDERS' EQUITY

On June 17, 1997, the Company granted 76,375 restricted Common Shares to certain officers pursuant to its Amended and Restated 1993 Long-Term Incentive Plan. The value of the restricted shares, which is equal to the market price of the Common Shares at the date of the grant, will be amortized into expense over a vesting period consistent with the remaining service period until retirement.

4. SUBSEQUENT EVENT

On July 24, 1997, the Company announced that its Board of Trustees had declared a dividend for the quarter ended June 30, 1997 of $.40 per share, aggregating $6,301,626. Concurrent with the payment of the dividend, a $986,614 limited partnership distribution will be made to the minority interest holders. The dividend and distribution will be paid on September 10, 1997 to holders of record on August 15, 1997.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

The following discussion is based primarily on the consolidated financial statements of The Town and Country Trust (the "Company") as of June 30, 1997 and for the three-month and six-month periods ended June 30, 1997 and 1996. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

Results of Operations - Three Months Ended June 30, 1997 and 1996
-----------------------------------------------------------------

Income before minority interest for the three months ended June 30, 1997 was $1,748,000, compared to $1,536,000 for the same period in 1996. Funds From Operations increased to $7,797,000 for the three months ended June 30, 1997 from $7,569,000 for the three months ended June 30, 1996. Revenues were $23,000,000 for the three months ended June 30, 1997 compared to $22,816,000 for the same period in 1996, an increase of $184,000. This increase was due primarily to an increase in rental rates. Occupancy was 92.7% for the second quarter of 1997, compared to 94.1% for the second quarter of 1996.

Total expenses excluding depreciation and interest were $10,175,000 for the three months ended June 30, 1997 compared to $10,219,000 for the same period in 1996, a decrease of $44,000. Operating expenses decreased by $27,000. Marketing and advertising expenses increased by $40,000. All other expenses except depreciation decreased by $57,000 as a result of management's successful efforts to control costs.

Interest expense increased by $16,000 from the expense in the second quarter of 1996 due to changes in the interest rate on the Company's floating rate debt. In January, 1996, the Company entered into an interest rate swap agreement which has the effect of fixing the interest rate on all but $1,409,000 of its floating rate indebtedness at a blended rate of 6.5% until maturity on August 17, 1998.

Results of Operations - Six Months Ended June 30, 1997 and 1996
---------------------------------------------------------------

Income before minority interest for the six months ended June 30, 1997 was $3,286,000, compared to $2,459,000 for the same period in 1996. Funds From Operations increased by 5.9% to $15,352,000 for the six months ended June 30, 1997 from $14,501,000 for the six months ended June 30, 1996. Revenues were $45,848,000 for the six months ended June 30, 1997 compared to $45,197,000 for the same period in 1996, an increase of $651,000, or 1.4%. This increase was due primarily to increases in rental rates. Occupancy was 92.7% for the six months ended June 30, 1997, compared to 93.6% for the six months ended June 30, 1996.

Total expenses excluding depreciation and interest were $20,456,000 for the six months ended June 30, 1997 compared to $20,617,000 for the same period in 1996, a decrease of $161,000, or .8%. Operating expenses decreased by $186,000. Marketing and advertising expenses increased by $85,000. All other expenses except depreciation decreased by $60,000, as a result of management's successful efforts to control costs.

Interest expense for the six months ended June 30, 1997 decreased by $6,000 from the expense in the same period of 1996 due to decreases in the interest rate on the Company's floating rate debt. On January 2, 1996, the Company entered into an interest rate swap agreement which has the effect of fixing the interest rate on all but $1,409,000 of its floating rate indebtedness at a blended rate of 6.5% until maturity on August 17, 1998.

Liquidity and Capital Resources
-------------------------------

Operating activities provided unrestricted cash for the six months ended June 30, 1997 of $18,775,000, of which $14,515,000 was paid out in dividends and distributions.

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

In order to reduce its exposure to interest rate fluctuations, in January 1996 the Company entered into a series of interest rate swap agreements with a bank with a total notional amount of $103,100,000. The swap agreements have the effect of fixing the interest rate on all but $1,409,000 of the Company's floating rate indebtedness at a blended rate of 6.5%.

Management believes that the Company will have access to the capital resources necessary to expand and develop its business. The Company expects that adequate cash will be available to fund its operating and administrative expenses, capital expenditures, debt service obligations and payments of dividends in the foreseeable future.

Safe Harbor Statement
---------------------

With the exception of historical information, the matters discussed in this Report are forward-looking statements that involve risks and uncertainties and actual results could differ materially from those discussed. Certain statements herein and in future filings by the Trust with the Securities and Exchange Commission and in written and oral statements made by or with the approval of any authorized executive officer of the Trust constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Trust intends that such forward-looking statements be subject to the safe harbors created by such Acts. The words and phrases "looking ahead," "we are confident," "should be," "will be," "predicted," "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. These forward-looking statements reflect the Trust's current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the Trust's operations and business environment which may cause the actual results of the Trust to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, the Trust's ability to refinance its indebtedness or the terms and conditions on which the Trust is able to refinance its indebtedness; interest rate fluctuations; competition for tenants and acquisitions from others, many of whom may have greater financial resources than the Trust; changes in rental rates which may be charged by the Trust in response to market rental rate changes or otherwise; changes in federal income tax laws and regulations; any changes in the Trust's capacity to acquire additional apartment properties and any changes in the Trust's financial condition or operating results due to an acquisition of additional apartment properties; unanticipated increases in operating expenses due to factors such as casualties to the Trust's apartment properties or adverse weather conditions in the geographic locations of the Trust's apartment properties; and local economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the real estate investment trust industry, or the markets in which the Trust's apartment properties are located. The Trust undertakes no obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise.

 Part II:  Other Information
 ---------------------------

         Items 1 through 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

 Item 4. -  Submission of Matters to a Vote of Security Holders
 --------------------------------------------------------------

(a) The Registrant's annual meeting of shareholders was held on May 1, 1997.

(b) The following Trustees were elected at such annual meeting, each for a one year term expiring in 1998:

                           Alfred Lerner
                           Harvey Schulweis
                           James H. Berick
                           H. Grant Hathaway
                           Milton A. Wolf

(c) The following matter was voted on at the annual meeting of shareholders:

          (1)     Election of Trustees:
                  ---------------------

                                                                                                        Broker
                  Trustee Name                       Votes For                 Abstentions             Non-Votes
                  ------------                       ---------                 -----------             ---------

                  Alfred Lerner                      13,496,440                  94,739                   0
                  Harvey Schulweis                   13,494,640                  96,539                   0
                  James H. Berick                    13,493,790                  97,389                   0
                  H. Grant Hathaway                  13,493,670                  97,509                   0
                  Milton A. Wolf                     13,489,470                 101,709                   0

Item 6.  -  Exhibits and Reports on Form 8-K
--------------------------------------------

(a)               Exhibit
                  Number            Exhibit
                  ------            -------

                    27              Financial Data Schedule(1)

 (b) No reports on Form 8-K have been filed in the quarter for which this Report is filed.

---------
1 Filed only in electronic format pursuant to Item 601(b) (27) of Regulation S-K

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  THE TOWN AND COUNTRY TRUST



    Date:   August 11, 1997                            /s/ Jennifer C. Munch
         -----------------------------            -----------------------------
                                                  Jennifer C. Munch
                                                  Vice President - Treasurer
                                                  (Principal Accounting Officer)