Form 10-Q
period 1997-09-30
TOWN & COUNTRY TRUST
filed 1997-11-13
CIK 906110

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the Quarterly Period Ended September 30, 1997

                                                                or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the Transition Period From______________ to
      ______________

Commission file number   1-12056
                       -----------

                           THE TOWN AND COUNTRY TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          MARYLAND                                      52-6613091
----------------------------------            ----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

               SUITE 1700
        100 SOUTH CHARLES STREET
           BALTIMORE, MARYLAND                             21201
----------------------------------------       ---------------------------------
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
                                                       Yes   X     No
                                                          -------      -------


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      COMMON SHARES OF BENEFICIAL INTEREST, $.01 PAR VALUE - 15,760,215 OUTSTANDING AS OF NOVEMBER 5, 1997

                           The Town and Country Trust
                                    Form 10-Q

                                      INDEX
                                      -----


Part I: Financial Information                                                                                              Page
-----------------------------                                                                                              ----

Item 1.   Financial Statements (Unaudited)

     Consolidated balance sheets of The Town and Country Trust as of September 30, 1997
     and as of December 31, 1996.                                                                                            1

     Consolidated statements of operations of The Town and Country Trust for the three-month and
     nine-month periods ended September 30, 1997 and 1996.                                                                   2

     Consolidated statements of cash flows of The Town and Country Trust for the nine-month periods
     ended September 30, 1997 and 1996.                                                                                      3

     Notes to consolidated financial statements.                                                                             4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                                                      6



Part II: Other Information
--------------------------

Item 1.   Legal Proceedings                                                                                                  9
Item 2.   Changes in Securities                                                                                              9
Item 3.   Defaults Upon Senior Securities                                                                                    9
Item 4.   Submission of Matters to a Vote of Security Holders                                                                9
Item 5.   Other Information                                                                                                  9
Item 6.   Exhibits or Reports on Form 8-K                                                                                    9

Signature                                                                                                                   10




                                      (i)

Part I:  Financial Information
------------------------------
                           The Town and Country Trust

                           Consolidated Balance Sheets

                                   (Unaudited)

                                                                              -----------------------------------------------------
                                                                                    SEPTEMBER 30,              DECEMBER 31,
                                                                                         1997                      1996
                                                                              -----------------------------------------------------
ASSETS                                                                                           (in thousands)
Real estate assets:
   Land                                                                              $     77,566              $     77,566
   Buildings and improvements                                                             488,047                   483,119
   Other                                                                                    4,027                     3,758
                                                                              -----------------------------------------------------
                                                                                          569,640                   564,443
Less accumulated depreciation                                                            (216,902)                 (198,689)
                                                                              -----------------------------------------------------
                                                                                          352,738                   365,754

Cash and cash equivalents                                                                   2,156                     1,725
Funds deposited with mortgagee                                                              3,589                     6,030
Restricted cash                                                                             1,080                     1,005
Receivables                                                                                 2,402                     1,413
Prepaid expenses and other assets                                                           5,302                     3,857
Deferred financing costs, net of allowance for amortization
  (1997-$26, 1996-$6,267)                                                                   3,210                     3,612
                                                                              -----------------------------------------------------
Total assets                                                                         $    370,477              $    383,396
                                                                              =====================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages payable                                                                    $    300,000              $    232,000
Secured notes payable                                                                           -                    58,409
Accrued interest                                                                               19                     4,817
Accounts payable and other liabilities                                                      6,141                     4,552
Security deposits                                                                           1,712                     1,630
Minority interest                                                                           8,584                    11,243
                                                                              -----------------------------------------------------
Total liabilities                                                                         316,456                   312,651

Shareholders' equity:
   Common shares of beneficial interest ($.01 par value),
    500,000,000 shares authorized                                                             157                       157
   Additional paid-in capital                                                             318,956                   317,791
   Accumulated deficit                                                                   (262,337)                 (245,391)
   Unearned compensation - restricted stock                                                (2,755)                   (1,812)
                                                                              -----------------------------------------------------
                                                                                           54,021                    70,745
                                                                              -----------------------------------------------------
Total liabilities and shareholders' equity                                           $    370,477              $    383,396
                                                                              =====================================================

See accompanying notes to financial statements.

                           The Town and Country Trust

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                THREE MONTHS ENDED SEPTEMBER 30,                 NINE MONTHS ENDED SEPTEMBER 30,
                                                  1997                 1996                        1997                    1996
                                         ------------------------------------------------------------------------------------------
                                                                     (in thousands, except per share data)
Revenues:
   Rental                                     $      22,957       $      22,673              $   67,941           $      67,164
   Other                                                445                 380                   1,310                   1,086
                                         -------------------------------------------   --------------------------------------------
                                                     23,402              23,053                  69,251                  68,250

Expenses:
   Operating                                          5,006               4,899                  14,813                  14,892
   Real estate taxes                                  1,735               1,747                   5,203                   5,296
   Depreciation                                       6,047               6,068                  18,213                  18,244
   Marketing and advertising                            935                 882                   2,747                   2,609
   Repairs and maintenance                            1,828               1,682                   4,981                   4,797
   General and administrative                         1,119               1,119                   3,335                   3,352
                                         -------------------------------------------   --------------------------------------------
                                                     16,670              16,397                  49,292                  49,190

Interest expense                                      4,524               4,438                  13,380                  13,300
Interest expense related to
   the amortization of
   deferred financing
   costs                                                387                 541                   1,471                   1,624
                                         -------------------------------------------   --------------------------------------------
                                                     21,581              21,376                  64,143                  64,114
                                         -------------------------------------------   --------------------------------------------

Income before minority interest and
   extraordinary item                                 1,821               1,677                   5,108                   4,136
Income allocated to minority interest                   248                 229                     698                     566
                                         -------------------------------------------   --------------------------------------------
Income before extraordinary item                      1,573               1,448                   4,410                   3,570
Extraordinary item - cost
   related to refinancing of
   debt (net of minority
   interest)                                         (2,512)                  -                  (2,512)                      -
                                         -------------------------------------------   --------------------------------------------
Net (loss) income                             $        (939)      $       1,448              $    1,898           $       3,570
                                         ===========================================   ============================================

Weighted average common shares
    outstanding                                      15,607              15,545                  15,607                  15,545
                                         ===========================================   ============================================

Per Common Share:
Income before extraordinary item                        .10                 .09                     .28                     .23
Extraordinary item                                     (.16)                  -                    (.16)                      -
                                         -------------------------------------------   --------------------------------------------
Net (loss) income                             $        (.06)      $         .09              $      .12           $         .23
                                         ===========================================   ============================================
Dividends declared and paid
   per share outstanding                      $         .40       $         .40              $     1.20           $        1.20
                                         ===========================================   ============================================




See accompanying notes to financial  statements.

                           The Town and Country Trust

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                             NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                           1997                1996
                                                                                   -----------------------------------------
OPERATING ACTIVITIES                                                                            (in thousands)
Income before minority interest                                                          $   5,108            $   4,136
Adjustments to reconcile income before minority interest to net cash provided by operating activities:
     Depreciation                                                                           18,213               18,244
     Interest expense related to the amortization of deferred financing costs                1,471                1,624
     Amortization of unearned compensation                                                     220                  205
     Changes in operating assets and liabilities:
       (Increase) decrease in restricted cash                                                  (75)                  55
       Decrease in funds deposited with mortgagee                                            2,441                3,100
       Increase in receivables, prepaid expenses and other assets                           (2,434)              (1,529)
       Decrease  in accounts payable, other liabilities, accrued interest and
         security deposits                                                                  (3,127)                (797)
                                                                                   -----------------------------------------
Net cash provided by operating activities                                                   21,817               25,038

INVESTING ACTIVITIES
Additions of real estate assets, net of disposals                                           (3,572)              (3,044)
Additions pursuant to capital improvements program                                          (1,625)              (1,848)
                                                                                   -----------------------------------------
Net cash used in investing activities                                                       (5,197)              (4,892)

FINANCING ACTIVITIES
Borrowings on mortgages payable                                                            300,000                    -
Payments on original mortgages                                                            (232,000)                   -
Payments on notes payable                                                                  (58,409)                   -
Proceeds from exercise of share options                                                          2                    4
Borrowings on notes payable                                                                      -                1,600
Costs related to refinancing of debt                                                          (742)                   -
Increase in deferred financing costs                                                        (3,236)                 (61)
Dividends and distributions                                                                (21,804)             (21,761)
                                                                                   -----------------------------------------
Net cash used in financing activities                                                      (16,189)             (20,218)
                                                                                   -----------------------------------------

Increase in cash and cash equivalents                                                          431                  (72)
Cash and cash equivalents at beginning of period                                             1,725                1,313
                                                                                   -----------------------------------------
Cash and cash equivalents at end of period                                               $   2,156            $   1,241
                                                                                   =========================================
Cash interest paid                                                                       $  18,195            $  16,202
                                                                                   =========================================


See accompanying notes to financial statements.

                           The Town and Country Trust

                   Notes to Consolidated Financial Statements

                                   (Unaudited)



1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of recurring normal accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change in primary earnings per share for the quarters ended September 30, 1997 and 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

3.  SHAREHOLDERS' EQUITY

On June 17, 1997, the Company granted 76,375 restricted Common Shares to certain officers pursuant to its Amended and Restated 1993 Long-Term Incentive Plan. The value of the restricted Common Shares, which is equal to the market price of the Common Shares at the date of the grant, will be amortized into expense over a vesting period consistent with the remaining service period until retirement.

4.  MORTGAGES PAYABLE

In September 1997, the Company entered into an agreement that provides a $375,000,000 collateralized financing facility guaranteed by Fannie Mae. For the initial borrowing, the lender issued a $300,000,000 mortgage-backed security which matures in 2008 and bears a fixed interest rate of 6.91%. A portion of the proceeds were used to refinance the Company's existing publicly issued and bank mortgage indebtedness which had scheduled maturities of August, 1998.

The remaining $75,000,000 is available as a 10-1/2 year, variable rate revolving credit facility which can be converted to a fixed rate term loan maturing in 2008 at the Company's option. These funds will be available for property acquisitions and to expand the recently instituted extensive capital improvement program for certain of the Company's existing properties.

As a result of the refinancing of the publicly issued and bank mortgage indebtedness, the Company recorded an extraordinary expense of $2,512,000, net of minority interest of $397,000. The expense consisted of the write-off of $2,167,000 of unamortized deferred financing costs and other costs in the amount of $742,000.


5.  SUBSEQUENT EVENT

On October 17, 1997, the Company announced that its Board of Trustees had declared a dividend for the quarter ended September 30, 1997 of $.40 per share, aggregating $6,304,086. Concurrent with the payment of the dividend, a $986,614 limited partnership distribution will be made to the minority interest holders. The dividend and distribution will be paid on December 10, 1997 to holders of record on November 14, 1997.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

The following discussion is based primarily on the consolidated financial statements of The Town and Country Trust (the "Company") as of September 30, 1997 and for the three-month and nine-month periods ended September 30, 1997 and 1996. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

Results of Operations - Three Months Ended September 30, 1997 and 1996
----------------------------------------------------------------------

Income before minority interest and extraordinary item for the three months ended September 30, 1997 was $1,821,000, compared to $1,677,000 for the same period in 1996. Funds From Operations increased to $7,820,000 for the three months ended September 30, 1997 from $7,647,000 for the three months ended September 30, 1996. Revenues were $23,402,000 for the three months ended September 30, 1997 compared to $23,053,000 for the same period in 1996, an increase of $349,000. This increase was due primarily to an increase in rental rates. Occupancy was 93.8% for the third quarter of 1997, compared to 94.4% for the third quarter of 1996.

Total expenses excluding depreciation and interest were $10,623,000 for the three months ended September 30, 1997 compared to $10,329,000 for the same period in 1996, an increase of $294,000 or 2.8%. Operating expenses increased by $107,000. Repairs and maintenance expense increased by $146,000. All other expenses except depreciation increased by $41,000.

Interest expense increased by $86,000 from the expense in the third quarter of 1996 due to changes in the amount of borrowings and interest rate that resulted from the new financing facility. In September, 1997 the Company entered into an agreement that provides a $375,000,000 collateralized financing facility. For the initial borrowing, the lender issued a $300,000,000 mortgage-backed security which matures in 2008 and bears a fixed interest rate of 6.91%. A portion of the proceeds were used to refinance the Company's existing publicly issued and bank mortgage indebtedness which had scheduled maturities of August, 1998.

Results of Operations - Nine Months Ended September 30, 1997 and 1996
---------------------------------------------------------------------

Income before minority interest and extraordinary item for the nine months ended September 30, 1997 was $5,108,000, compared to $4,136,000 for the same period in 1996. Funds From Operations increased by 4.6% to $23,171,000 for the nine months ended September 30, 1997 from $22,148,000 for the nine months ended September 30, 1996. Revenues were $69,251,000 for the nine months ended September 30, 1997 compared to $68,250,000 for the same period in 1996, an increase of $1,001,000, or 1.5%. This increase was due primarily to increases in rental rates. Occupancy was 93.1% for the nine months ended September 30, 1997, compared to 93.9% for the nine months ended September 30, 1996.

Total expenses excluding depreciation and interest were $31,079,000 for the nine months ended September 30, 1997 compared to $30,946,000 for the same period in 1996, an increase of $133,000, or .4%. Operating expenses decreased by $79,000. Repairs and maintenance expense increased by $184,000. All other expenses except depreciation increased by $28,000, as a result of management's successful efforts to control costs.

Interest expense for the nine months ended September 30, 1997 increased by $80,000 from the expense in the same period of 1996 due to changes in the amount of borrowings and interest rate that resulted from the new financing facility. In September, 1997 the Company entered into an agreement that provides a $375,000,000 collateralized financing facility. For the initial borrowing, the lender issued a $300,000,000 mortgage-backed security which matures in 2008 and bears a fixed interest rate of 6.91%. A portion of the proceeds were used to refinance the Company's existing publicly issued and bank mortgage indebtedness which had scheduled maturities of August, 1998.


Liquidity and Capital Resources
-------------------------------

Operating activities before extraordinary item provided unrestricted cash for the nine months ended September 30, 1997 of $21,817,000, of which $21,804,000 was paid out in dividends and distributions.

In September 1997, the Company entered into an agreement that provides a $375,000,000 collateralized financing facility guaranteed by Fannie Mae. For the initial borrowing, the lender issued a $300,000,000 mortgage-backed security which matures in 2008 and bears a fixed interest rate of 6.91%. A portion of the proceeds were used to refinance the Company's existing publicly issued and bank mortgage indebtedness which had scheduled maturities of August, 1998.

The remaining $75,000,000 is available as a 10-1/2 year, variable rate revolving credit facility which can be converted to a fixed rate term loan maturing in 2008 at the Company's option. These funds will be available for property acquisitions and to expand the recently instituted extensive capital improvement program for certain of the Company's existing properties.

The Company has commenced a two-year program that provides for approximately $25,000,000 in capital improvements to certain properties. The improvements include paving, roofs, vinyl siding and such revenue-enhancing improvements as the modernization of kitchens and bathrooms and the installation of washers, dryers and carpeting within certain apartment units. Funding for these improvements is provided through internally-generated funds and the collateralized financing facility.

Management believes that the Company will have access to the capital resources necessary to expand and develop its business. The Company expects that adequate cash will be available to fund its operating and administrative expenses, capital expenditures, debt service obligations and payments of dividends in the foreseeable future.

Safe Harbor Statement
---------------------

With the exception of historical information, the matters discussed in this Report are forward-looking statements that involve risks and uncertainties and actual results could differ materially from those discussed. Certain statements herein and in future filings by the Trust with the Securities and Exchange Commission and in written and oral statements made by or with the approval of any authorized executive officer of the Trust constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Trust intends that such forward-looking statements be subject to the safe harbors created by such Acts. The words and phrases "looking ahead," "we are confident," "should be," "will be," "predicted," "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. These forward-looking statements reflect the Trust's current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the Trust's operations and business environment which may cause the actual results of the Trust to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, interest rate fluctuations; competition for tenants and acquisitions from others, many of whom may have greater financial resources than the Trust; changes in rental rates which may be charged by the Trust in response to market rental rate changes or otherwise; changes in federal income tax laws and regulations; any changes in the Trust's capacity to acquire additional apartment properties and any changes in the Trust's financial condition or operating results due to an acquisition of additional apartment properties; unanticipated increases in operating expenses due to factors such as casualties to the Trust's apartment properties or adverse weather conditions in the geographic locations of the Trust's apartment properties; and local economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the real estate investment trust industry, or the markets in which the Trust's apartment properties are located. The Trust undertakes no obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Part II:  Other Information
---------------------------

      Items 1 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.


Item 6.  -  Exhibits and Reports on Form 8-K
--------------------------------------------

(a)      Exhibit
         Number      Exhibit
         ------      -------

           10.1      Master Credit Facility Agreement, dated as of
                     September 26, 1997, entered into by and among The Town and Country Trust, The TC Operating
                     Limited Partnership, The Town and Country
                     Holding Corporation, The TC Property Company,
                     The Town and Country Oriole Corporation, each of the Property Partnerships and Washington
                     Mortgage Financial Group, Ltd.

           10.2      Form of Payment Guaranty executed by each of the Property
                     Partnerships in favor of Washington Mortgage Financial Group, Ltd.

           10.3      Form of Amended and Restated Multifamily Deed of Trust, together with Riders thereto, executed by each of the Property Partnerships

           10.4      Form of Amended and Restated Indemnity Multifamily
                     Deed of Trust, together with Riders thereto, executed by each of the
                     Property Partnerships

           27        Financial Data Schedule(1)

 (b)     No reports on Form 8-K have been filed in the quarter for which this Report is filed.

--------

1 Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               THE TOWN AND COUNTRY TRUST



          Date:  November 12, 1997             /s/ Jennifer C. Munch
                 -----------------             -----------------------------
                                               Jennifer C. Munch
                                               Vice President - Treasurer
                                               (Principal Accounting Officer)