Form 10-K405
period 1997-12-31
TOWN & COUNTRY TRUST
filed 1998-03-31
CIK 906110

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         (Mark One)

         [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

         For the fiscal year ended December 31, 1997

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from ________________ to _______________

         Commission File No. 001-12056

                       THE TOWN AND COUNTRY TRUST
-----------------------------------------------------------------------------
     (Exact Name of Registrant as Specified in Its Charter)

            MARYLAND                                   52-6613091
----------------------------------          ---------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification
of Incorporation or Organization)           Number)

100 S. Charles Street
Baltimore, Maryland                                      21201
---------------------------------------     ---------------------------------
(Address of Principal Executive Office)               (ZIP Code)

                           (410) 539-7600
-----------------------------------------------------------------------------
        (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class              Name of Exchange on Which Registered
-------------------              --------------------------------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the Registrant as of February 27, 1998: $241,015,551.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practical date:

         15,765,015 Common Shares of Beneficial Interest, $.01 Par Value, at February 27, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                     Part of Form 10-K
Document                                             In Which Incorporated
--------                                             ---------------------

Portions of the Registrant's                               II and IV
1997 Annual Report to Shareholders

                                     PART I

ITEM 1. BUSINESS

GENERAL

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

    The Registrant currently owns and operates 35 multifamily properties (the "Properties") comprising 13,631 apartment units located in Maryland, Pennsylvania, Virginia, and Delaware. Of the Properties, twenty-six (the "Original Properties") had been owned and managed as a single business since 1979 by the Registrant's predecessor, The TC Companies, which was comprised of twenty-six general partnerships (the "Original Property Partnerships") and The Town and Country Management Corporation ("Town and Country"). Each of the Original Property Partnerships was established to acquire a specific Original Property and was owned 50% by a limited partnership beneficially owned by Alfred Lerner and 50% by a limited partnership of which Harvey Schulweis is a general partner. The Original Properties had been managed since 1979 by Town and Country, a company exclusively engaged in the management of those Properties, under the direction of the Registrant's executive officers. In connection with the Registrant's initial public offering, Town and Country became a division of The TC Operating Limited Partnership ("Operating Partnership"). Concurrently with the closing of the Registrant's initial public offering, the Registrant acquired six multifamily properties, comprising 1,817 apartment units, for an aggregate consideration of $120.1 million. In fiscal 1994, the Registrant acquired three additional multifamily properties, comprising 896 apartment units, for an aggregate consideration of $52.759 million, which was paid with funds drawn on the Registrant's line of credit. Each of the Purchased Properties and such nine additional Properties is owned by a separate general partnership which collectively, together with the Original Property Partnerships, are referred to herein as the "Property Partnerships".

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

INDEBTEDNESS

         In September, 1997, the Registrant, the Property Partnerships, the Registrant's wholly-owned subsidiaries, the Operating Partnership and a general partnership of which the Operating Partnership and a wholly-owned subsidiary of the Registrant are the sole partners entered into a financing agreement with Washington Mortgage Financial Group, Ltd. (the "Lender"). Pursuant to this financing agreement, the Registrant is permitted to borrow up to $375 million, which amount may be increased, in certain circumstances, to up to $450 million. $300 million has been advanced and is outstanding under this financing agreement, which amount bears interest at a fixed rate of 6.91% and matures on April 1, 2008. The remaining $75 million is available as a revolving credit facility bearing interest at an imputed variable rate which is the aggregate of the market interest rate for certain Fannie Mae-backed obligations at the time of each such advance plus an agreed-upon spread. As of December 31, 1997, no revolving credit advances were outstanding. The Registrant has purchased an interest rate protection contract which limits the maximum variable interest rate to 10.5%. Each revolving credit advance shall mature not less than three nor more than nine months from the date of such advance, and in no event later than April 1, 2008. At the Registrant's option, any outstanding portion of the $75 million revolving credit facility can be converted to a fixed-rate loan maturing on April 1, 2008. This financing agreement is secured, inter alia, by first and second priority mortgages on each of the Properties and by guaranties executed by each of the Property Partnerships in favor of the Lender. A portion of the funds provided under this financing agreement was used to refinance the Registrant's outstanding publicly-issued and bank mortgage indebtedness of $290 million, which had scheduled maturities of August, 1998.

COMPETITION

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

EMPLOYEES

    As of December 31, 1997 the Registrant had 438 employees.

ITEM 2. PROPERTIES.

    The Properties consist of 35 multifamily properties comprising 13,631 apartment units located in suburban Baltimore, suburban Washington, D.C., southeastern Pennsylvania and Delaware.

    Each of the Properties is owned by a separate Property Partnership in which The TC Property Company owns a 99% general partnership interest and in which The Town and Country Holding Corporation, a wholly-owned subsidiary of the Registrant, owns a 1% general partnership interest. The TC Property Company is a special purpose general partnership owned 99% by the Operating Partnership and 1% by The Town and Country Holding Corporation.

   The average occupancy rate for all Properties for fiscal 1997 and fiscal 1996 was 92.9% and 94.0%, respectively. Tenant leases are generally for one-year terms, with automatic two-month renewals after the completion of the first year, and often require security deposits. Approximately 96% of the apartments in the Properties are one-bedroom and two-bedroom apartments. The balance are three-bedroom apartments. The Properties typically consist of two- and three-story buildings in a landscaped setting, many with amenities such as swimming pools, tennis courts, playgrounds and community buildings. All apartments offer air conditioning. The majority of such buildings are of brick construction and all of the Original Properties are located in mature, fully-developed neighborhoods. As part of a comprehensive on-going maintenance program, The TC Companies invested, on average, approximately $2.8 million per year in capital improvements to the Original Properties from 1980 through the acquisition of the Original Properties by the Operating Partnership, which capital improvements included items such as roofing, carpeting, appliances, paving, boilers and air conditioning.

The following table presents certain additional information concerning the
Properties:

                                                                           1997
                                            SQUARE          NUMBER        AVERAGE
PROPERTY NAME                             FOOTAGE (1)      OF UNITS     OCCUPANCY (2)
-------------                             -----------      --------     -------------

SUBURBAN BALTIMORE

T & C Bowleys Quarters                      348,005           462           92.4%
Baltimore, Maryland

T & C Charlesmont                           411,349           565           93.5%
Dundalk, Maryland

T & C Cockeysville                          502,878           540           96.2%
Cockeysville, Maryland

T & C Foxhaven                              404,628           460           83.3%
Baltimore, Maryland

T & C Gardenwood                            427,760           492           91.5%
Baltimore, Maryland

T & C Hallfield                              63,276           75            97.1%
Perry Hall, Maryland

T & C Harford                               297,077           336           94.2%
Carney, Maryland

T & C Hollows                               291,091           336           94.9%
Glen Burnie, Maryland






                                                                            1997
                                            SQUARE        NUMBER          AVERAGE
PROPERTY NAME                             FOOTAGE (1)    OF UNITS       OCCUPANCY (2)
-------------                             -----------    --------       -------------

T & C Ridgeview                             217,849        257              93.2%
Rossville, Maryland

T & C Rolling Road                          324,401        384              93.7%
Baltimore, Maryland

T & C Rossville                             532,264        692              92.6%
Rossville, Maryland

T & C West/Greensview                     1,199,359        1,350            94.2%
West Commercial
Elliott City, Maryland

T & C Woodhill                              281,860        334              92.5%
Glen Burnie, Maryland

T & C Woodmoor                              341,188        424              74.3%
Baltimore, Maryland

Versailles-North Charles                    252,669        210              98.0%
Towson, Maryland

Stonegate                                   282,072        260              96.1%
Elkton, Maryland

SUBURBAN WASHINGTON, D.C.

T & C Montgomery Knolls                     198,330        210              92.1%
Gaithersburg, Maryland

T & C Tall Oaks                             368,224        352              93.3%
Laurel, Maryland

T & C Willow Lake                           380,748        456              93.1%
Laurel, Maryland

Fox Run                                     210,891        218              96.1%
Germantown, Maryland

SOUTHEASTERN PENNSYLVANIA

T & C Hidden Village                        223,006        264              94.0%
Allentown, Pennsylvania

T & C Colonial Crest                        275,379        329              91.9%
Emmaus, Pennsylvania





                                                                         1997
                                            SQUARE        NUMBER        AVERAGE
PROPERTY NAME                             FOOTAGE (1)    OF UNITS     OCCUPANCY (2)
-------------                             -----------    --------     -------------

T & C Hanover                               186,366        215            93.1%
Hanover, Pennsylvania

T & C Colonial Park                         507,224        626            94.4%
Harrisburg, Pennsylvania

T & C Union Deposit                         378,374        468            89.4%
Harrisburg, Pennsylvania

T & C Lancaster                             343,350        413            90.8%
Lancaster, Pennsylvania

T & C Oakview                               228,294        272            96.3%
Lancaster, Pennsylvania

T & C York                                  313,940        396            89.5%
York, Pennsylvania

Rolling Hills                               145,100        184            96.3%
York, Pennsylvania

VIRGINIA PROPERTIES

Barton's Crossing                           436,876        532            91.2%
Alexandria, Virginia

University Heights                          400,122        466            94.2%
Ashburn, Virginia

The Glen at Leesburg                        123,950        134            98.3%
Leesburg, Virginia

The Village at                              220,748        283            93.4%
McNair Farms
Herndon, Virginia

Carlyle Station                             386,545        408            96.0%
Manassas, Virginia






                                                                       1997
                                        SQUARE        NUMBER         AVERAGE
PROPERTY NAME                         FOOTAGE (1)    OF UNITS     OCCUPANCY (2)
-------------                         -----------    --------     -------------

DELAWARE PROPERTY

Christina Mill                           182,604          228         98.0%
Newark, Delaware

         Total                        11,687,797       13,631
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

ITEM 3. LEGAL PROCEEDINGS

    There were no legal proceedings pending at December 31, 1997 or as of the date of this report to which the Registrant, the Operating Partnership or any of the Property Partnerships is a party or to which the Properties are subject that are likely to have a material adverse impact on the Registrant's operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The age (as of February 27, 1998), business experience during the past five years and offices presently held by Messrs. Lerner and Schulweis are set forth in Item 10 on pages 12 and 13 of this Form 10-K, which information is incorporated herein by reference. Such information in respect of each of the Registrant's Executive Officers who are not Trustees is reported below. The Registrant's Bylaws provide that officers shall hold office until their successors are elected and qualified.

     Michael H. Rosen: Age 54. Mr. Rosen has served as Executive Vice President of the Registrant since the Registrant's initial public offering. Prior to such time, he had served as Executive Vice President of Town and Country, responsible for all day-to-day operations, since 1979.

         Jennifer C. Munch: Age 50. Mrs. Munch has served as Vice President--Treasurer of the Registrant since the Registrant's initial public offering. Prior to such time, she had served as Controller of Town and Country, responsible for all financial operations, since 1979, Vice President--Controller since 1983, and Senior Vice President--Controller since December 1991. Mrs. Munch is a Certified Public Accountant.

         Alan W. Lasker: Age 51.  Mr. Lasker has served as Vice
President-Finance of the Registrant since July 24, 1997 and as Senior Vice President of Schulweis Realty, Inc., real estate ownership and management, since 1991. Mr. Lasker is a Certified Public Accountant.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES OF BENEFICIAL
INTEREST AND RELATED SHAREHOLDER MATTERS

    Information in response to this Item is set forth on the inside back cover page of the Registrant's 1997 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    Information in response to this item is set forth on page 32 of the Registrant's 1997 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    Information in response to this Item is set forth on pages 29 through 31 of the Registrant's 1997 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A) FINANCIAL STATEMENTS

    The financial statements, together with the report thereon of Ernst & Young LLP dated January 29, 1998, appearing on page 28 of the Registrant's 1997 Annual Report to Shareholders (Exhibit 13), are incorporated herein by reference.

(B) SUPPLEMENTARY DATA

    Information in response to this Item is set forth in the financial statement schedules set forth on pages F-1 through F-3 of this Form 10-K.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item in respect of the Registrant's Executive Officers who are not Trustees is set forth in Item 4 on pages 10 and 11 of this Form 10-K and is incorporated herein by reference.

         The information concerning the Registrant's Trustees is set forth in the following table and is based in part on information received from the respective Trustees and in part on the Registrant's records. Each of the nominees first became a Trustee in connection with the formation of the Registrant in 1993.

NAME                                AGE     POSITION
----                                ---     --------

Alfred Lerner                       64      Chairman of the Board of the Registrant
Harvey Schulweis                    57      Chief Executive Officer and President of the
                                            Registrant
James H. Berick                     64      Chairman of Berick, Pearlman & Mills Co., L.P.A.,
                                            attorneys
H. Grant Hathaway                   70      Retired, formerly Vice Chairman, MNC Financial,
                                            Inc., bank holding company
Milton A. Wolf                      73      President of Milton A. Wolf Investors,
                                            investments, and Chairman of Zehman-Wolf
                                            Management, Inc., real estate management and
                                            development

         Mr. Lerner has been the Chairman of the Board of the Registrant since its formation in May 1993. In addition, Mr. Lerner served as the Chief Executive Officer of the Registrant from May 1993 until October 1997. Mr. Lerner also has served as the Chairman of the Board and Chief Executive Officer of MBNA Corporation, a bank holding company, since its inception as a public company in 1991. From 1979 until 1993, Mr. Lerner was the President of The Town and Country Management Corporation. He was the Chairman of the Board and Chief Executive Officer of MNC Financial, Inc. from September 1990 until July 1991, and was its Chairman of the Board from July 1991 until October 1993. Mr. Lerner was the Chairman of the Board of The Progressive Corporation, an insurance holding company, from 1988 until April 1993. He is a member of the Boards of Trustees of Columbia University, the Cleveland Clinic Foundation and Case Western Reserve University. He also is the President of the Cleveland Clinic Foundation.

         Mr. Schulweis has been the Chief Executive Officer of the Registrant since October 1997 and the President of the Registrant since its formation in May 1993. Mr. Schulweis has been the President of Schulweis Realty, Inc., real estate ownership and management, since 1991. He is a Certified Public Accountant and a member of the Executive Committee of the National Realty Committee and is a past member of the Board of Governors of the Real Estate Board of New York. Mr. Schulweis has been both an owner and an investor in a significant number of real estate projects. Of such projects in which Mr. Schulweis or an affiliate is a general partner, two were sold through foreclosure proceedings, one in 1994 and one in 1996.

         Mr. Berick has been a Trustee of the Registrant since its formation in May 1993. He has been the Chairman of Berick, Pearlman & Mills Co., L.P.A., since July 1986 and was the President and Treasurer of Realty ReFund Trust, a real estate investment trust, from 1990 through January 1998. Mr. Berick is a Director of MBNA Corporation and A. Schulman, Inc.

         Mr. Hathaway, now retired, has been a Trustee of the Registrant since its formation in May 1993. In addition, he served as the Vice Chairman of MNC Financial, Inc. from 1990 until 1993. He also served as Vice Chairman of Maryland National Bank from 1990 until 1993 and was its President and Chief Executive Officer in 1991. Mr. Hathaway was the President and Chief Executive Officer of American Security Bank, N.A. in 1991 and the Chairman and Chief Executive Officer of Equitable Bank, N.A. from 1979 until 1990. Mr. Hathaway also served as the President of Equitable Bancorporation from 1975 until 1990 and as its Chief Executive Officer from 1981 until 1990. Mr. Hathaway is the Chairman of The Kennedy Krieger Institute Development and Resource Board.

         Dr. Wolf has served as a Trustee of the Registrant since its formation in May 1993. In addition, he has served as the President of Milton A. Wolf Investors and as the Chairman of Zehman-Wolf Management, Inc. since 1980. Dr. Wolf was the United States Ambassador to Austria from 1977 until 1980. From 1981 until 1987, Ambassador Wolf served as a Distinguished Professorial Lecturer in Economics at Case Western Reserve University. Ambassador Wolf also is a Director of American Greetings Corp. Ambassador Wolf holds a Ph.D in Economics from Case Western Reserve University and holds honorary doctoral degrees from Cleveland State University and Case Western Reserve University. He is Chairman of the American Austrian Foundation, Vice Chairman of the Council of American Ambassadors and is a member of the Council on Foreign Relations, the Academy of Political Science and the American Economic Association. Ambassador Wolf serves on the Boards of Trustees of Case Western Reserve University and the Cleveland Clinic Foundation.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or to be paid by the Registrant or its subsidiaries in respect of services rendered during the Registrant's fiscal year ended December 31, 1997 to the Registrant's Chief Executive Officer and each of the Registrant's other executive officers.


                           SUMMARY COMPENSATION TABLE


                                                                                        LONG-TERM
                                                                                      COMPENSATION
                                                               ANNUAL             ---------------------
                                                            COMPENSATION          RESTRICTED
                                                         ------------------         STOCK       OPTIONS      ALL OTHER
NAME AND PRINCIPAL POSITION               FISCAL YEAR    SALARY       BONUS       AWARDS(1)     (SHARES)   COMPENSATION
---------------------------               -----------    ------       -----       ---------    --------    ------------
Alfred Lerner,                                1997      $200,000     $     0     $        0           0       $     0
Chairman of the Board,                        1996      $200,000     $     0     $        0           0       $     0
Chief Executive Officer until                 1995      $200,000     $     0     $        0           0       $     0
October 1997

Harvey Schulweis,                             1997      $200,000     $     0     $  756,250      40,000(2)    $     0
President, Chief Executive                    1996      $200,000     $     0     $  203,125           0       $     0
Officer since October 1997                    1995      $200,000     $     0     $  472,656      25,000       $     0

Michael H. Rosen,                             1997      $175,000     $75,000     $   94,531      20,000(2)    $96,250(3)
Executive Vice President                      1996      $175,000     $75,000     $        0           0       $95,731
                                              1995      $193,750     $93,750     $1,289,063      20,000       $95,776

Jennifer C. Munch,                            1997      $110,000     $50,000     $   32,141      10,000(2)    $34,061(3)
Vice President-Treasurer                      1996      $110,000     $40,000     $        0           0       $33,542
                                              1995      $116,250     $42,500     $  300,781      10,000       $33,587

Alan W. Lasker,                               1997      $110,000     $15,000     $  272,250      15,000(2)    $ 6,114(3)
Vice President-Finance                        1996      $110,000     $10,000     $        0           0       $ 5,667
                                              1995      $110,000     $10,000     $        0      10,000       $ 5,712
--------------

(1) The total number of restricted shares and the aggregate market value thereof at December 31, 1997 are as follows: Mr. Lerner held no restricted shares; Messrs. Schulweis and Rosen each held 100,000 restricted shares having an aggregate market value of $1,768,750; Mrs. Munch held 24,000 restricted shares having an aggregate market value of $424,500; and Mr. Lasker held 18,000 restricted shares having an aggregate market value of $318,375. Dividends accrue and are paid on the restricted shares. The aggregate market value is based on the fair market value at December 31, 1997 of $17.6875 per share.

(2) These options were granted under the 1997 Plan and such grants are subject to approval of the 1997 Plan by the Registrant's Shareholders.

(3) Amounts shown include the following: Registrant or subsidiary contributions to defined-contribution plan--$7,638 for each of Mr. Rosen and Mrs. Munch and $5,538 for Mr. Lasker; Registrant or subsidiary payments of term life insurance premiums--$864 for Mr. Rosen, $522 for Mrs. Munch and $576 for Mr. Lasker;





         and Registrant or subsidiary payments of split-dollar life insurance premiums--$87,748 for Mr. Rosen and $25,901 for Mrs. Munch.

STOCK OPTIONS

         The following table contains information concerning the grant of stock options during fiscal year 1997 to the named executive officers. In accordance with the rules of the Securities and Exchange Commission, the table shows the hypothetical gains or "option spreads" that would exist for the respective options. The gains are based on assumed rates of annual compounded share price appreciation of 5% or 10% from the date the options were granted over the full option term of ten years. No gain to the optionees is possible without an increase in share price which will benefit all Shareholders proportionately. Regardless of the theoretical value of an option, its ultimate value will depend on the market value of the Common Shares at a future date and that value will depend on a variety of factors, including the overall condition of the stock market and the Registrant's results of operations and financial condition. There can be no assurance that the values reflected in this table will be achieved.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                      POTENTIAL
                                                                                  REALIZABLE VALUE
                                               INDIVIDUAL GRANTS                     AT ASSUMED
                                    ------------------------------------------      ANNUAL RATES
                                    % OF TOTAL                                     OF SHARE PRICE
                                      OPTIONS                                       APPRECIATION
                                     GRANTED TO                                    FOR OPTION TERM
                       OPTIONS       EMPLOYEES       EXERCISE OR                         (4)          GRANT DATE
                       GRANTED       IN FISCAL       BASE PRICE     EXPIRATION     --------------       PRESENT
NAME                   (#)(1)         YEAR(2)         ($/SH)(3)        DATE        5%         10%       VALUE(5)
------------------     ------         -------        ---------      ----------     --         ---       --------
Alfred Lerner               0              0%        $     0           N/A       $      0   &      0     $     0
Harvey Schulweis       40,000          33.33%        $15.125        06/17/07     $380,600   $964,200     $23,600
Michael H. Rosen       20,000          16.67%        $15.125        06/17/07     $190,300   $482,100     $11,800
Jennifer C. Munch      10,000           8.33%        $15.125        06/17/07     $ 95,150   $241,050     $ 5,900
Alan W. Lasker         15,000          12.50%        $15.125        06/17/07     $142,725   $361,575     $ 8,850

---------------

(1) All options for Common Shares were granted pursuant to the 1997 Plan and such grants are subject to approval of the 1997 Plan by the Registrant's Shareholders. Such options become exercisable at the rate of one-third per year, commencing on the first anniversary of the date of grant of the option.
         Mr. Lerner did not receive a 1997 stock option grant at his request.

(2)      Based upon 120,000 options granted to all employees.

(3)      Fair market value on the date of grant (June 17, 1997).

(4) The potential realizable values illustrated at 5% and 10% compounded annual appreciation assume that the price of the Registrant's Common Shares increases to $24.64 and $39.23 per share, respectively, over the 10-year term of the options. If the named executive officers realize these values, the Registrant's Shareholders will realize aggregate appreciation in the price of the Registrant's outstanding Common Shares of approximately $150 million or $380 million, respectively, over the same period.

(5) Amounts reflect the estimated present value of the grant as of the grant date using the Black-Scholes option pricing model. The following assumptions were used to estimate the grant date present value: (1) each option for Common Shares is exercised immediately upon vesting (averaging two years from the June 17, 1997 grant date); (2) expected volatility or fluctuation of the Registrant's share price of approximately 18% each year calculated based on historical fluctuations;
         (3) expected dividend rate of $1.60 per Common Share based on current dividend levels; and (4) discount to present value based on an annual rate of return of 6.1%, which was the approximate rate at the grant date for a five-year zero coupon bond.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                 NO. OF
                                               SECURITIES                VALUE OF
                                               UNDERLYING               UNEXERCISED
                                               UNEXERCISED             IN-THE-MONEY
                                                OPTIONS AT              OPTIONS AT
                    SHARES                    FISCAL YEAR END         FISCAL YEAR END
                  ACQUIRED ON    VALUE         EXERCISABLE/             EXERCISABLE/
NAME               EXERCISE     REALIZED      UNEXERCISABLE(1)        UNEXERCISABLE(1)
----               --------     --------      ----------------        ----------------

Alfred Lerner         0            $0               0/0               $      0/$      0
Harvey Schulweis      0            $0          91,667/48,333          $281,772/$133,228
Michael H. Rosen      0            $0          63,333/26,667          $196,040/$ 75,835
Jennifer C. Munch     0            $0          36,667/13,333          $112,710/$ 37,915
Alan W. Lasker        0            $0           6,667/18,333          $ 24,585/$ 50,728

---------------------

(1) Amounts shown include options granted under the 1997 Plan, which Plan is subject to the approval of the Registrant's Shareholders.

COMPENSATION OF TRUSTEES

         The Registrant pays an annual fee of $25,000, plus a fee of $2,500 for each meeting attended, to its Trustees who are not employees of the Registrant or any of its subsidiaries. Trustees who are employees of the Registrant are not paid any Trustees' fees. The Registrant reimburses the Trustees for travel expenses incurred in connection with their activities on behalf of the Registrant.

         Pursuant to the Amended and Restated 1993 Long Term Incentive Plan (the "1993 Plan") adopted by the Trust, each Trustee who is not otherwise an employee of the Registrant or its subsidiaries or affiliates automatically receives, on each January 2, an annual grant of options to purchase 2,000 Common Shares having an exercise price equal to 100% of the fair market value of the Common Shares at the date of grant of such option. In addition, each of the Registrant's current non-employee Trustees, upon joining the Board, received an initial grant of options to purchase 2,000 Common Shares at an exercise price equal to the initial public offering price of $22.00. Should any additional Trustees be elected in the future, each such Trustee would receive an initial grant of options to purchase 2,000 Common Shares having an exercise price equal to 100% of the fair market value of the Common Shares as of such date. Future option grants to non-employee Trustees may be made pursuant to either the 1993 Plan or the 1997 Long Term Incentive Plan (the "1997 Plan") adopted by the Registrant, which Plan is subject to approval by the Registrant's Shareholders. The provisions of the 1997 Plan in respect of grants of options to non-employee Trustees are identical to the provisions in respect thereof under the 1993 Plan. However, the 1997 Plan provides that annual option grants to non-employee Trustees under the 1997 Plan shall not duplicate any such grants under the 1993 Plan.

CERTAIN RELATED TRANSACTIONS; COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Michael H. Rosen, the Executive Vice President of the Registrant, is indebted to the Registrant in connection with the consolidation of certain personal indebtedness in the amount of $340,000 as of February 27, 1998. $300,000 of this indebtedness bears interest at a rate comparable to the rate earned on the Registrant's invested funds. As of February 27, 1998, such rate was 5.09%. The balance of the indebtedness does not bear interest; however, the Registrant has deferred compensation otherwise due Mr.
Rosen in the amount of such balance.

         James H. Berick, a Trustee, is Chairman of the law firm Berick, Pearlman & Mills Co., L.P.A., general counsel to the Registrant, which received legal fees from the Registrant during the year ended December 31, 1997 in the amount of $372,076.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The following table sets forth information as of February 27, 1998 in respect of beneficial ownership of Common Shares by each person known to the Registrant to own 5% or more of its Common Shares, by each current Trustee and nominee for election as Trustee, by each named executive officer and by all Trustees and executive officers as a group.

                                                    SHARES              % OF             OWNERSHIP          TOTAL SHARES
                                                 BENEFICIALLY        OUTSTANDING         OF SHARE             AND SHARE
NAME                                              OWNED(1)(2)          SHARES         EQUIVALENTS(3)       EQUIVALENTS/%(4)
----                                              -----------          ------         --------------       ----------------
Alfred Lerner
     25875 Science Park Drive
     Beachwood, Ohio 44122                         1,000,000             6.3%           2,152,299           3,152,299/17.3%
Harvey Schulweis                                     310,000             2.0%             215,230              525,230/2.9%
James H. Berick                                       17,200(5)            *                --                          --
H. Grant Hathaway                                     62,000               *                --                          --
Milton A. Wolf                                        78,800(6)          1.1%               --                          --
Michael H. Rosen                                     170,000               *                --                          --
Jennifer C. Munch                                     71,612(7)            *                --                          --
Alan W. Lasker                                        29,000               *                --                          --

All Trustees and Executive
     Officers as a Group
     (8 persons)                                   1,738,612            11.0%

--------------------------

*Less than 1% of the Common Shares outstanding

(1) Includes the following number of Common Shares which are not owned but can be purchased within 60 days upon the exercise of options granted under the 1993 Plan: 12,000 by each of James H. Berick, H. Grant Hathaway and Milton A. Wolf; 100,000 by Mr. Schulweis; 70,000 by Mr. Rosen; 40,000 by Mrs. Munch; and 10,000 by Mr. Lasker.

(2) Includes the following number of restricted Common Shares awarded under the 1993 Plan: 100,000 for Mr. Schulweis, 100,000 for Mr. Rosen, 24,000 for Mrs. Munch and 18,000 for Mr. Lasker.

(3) In consideration of the contributions of their interests in the Registrant's original properties as part of the formation of the Registrant, Messrs. Lerner and Schulweis retained beneficial ownership of their limited partnership interests in the Operating Partnership, in which the Registrant is an 86.00% general partner. As of February 27, 1998, Messrs. Lerner and Schulweis owned 12.10% and 1.21% limited partnership interests, respectively, in the Operating





         Partnership. The limited partners of the Operating Partnership share proportionately with the Registrant, as general partner, in the net income or loss and any distributions of the Operating Partnership; therefore, Mr. Lerner's 12.10% limited partnership interest in the Operating Partnership is the economic equivalent of 2,152,299 Common Shares of the Registrant and Mr. Schulweis' 1.21% limited partnership interest in the Operating Partnership is the economic equivalent of 215,230 Common Shares of the Registrant. Pursuant to the partnership agreement of the Operating Partnership, Messrs. Lerner and Schulweis each may convert his limited partnership interest into such number of Common Shares.

(4) Percentage shown calculated based on conversion of all share equivalents into Common Shares.

(5) Includes 1,200 shares held solely by Mr. Berick's wife, beneficial ownership of which Mr. Berick disclaims.

(6) Includes 4,500 shares held solely by Dr. Wolf's wife and 800 shares held solely by Dr. Wolf's wife as guardian for their adult child, beneficial ownership of which Dr. Wolf disclaims.

(7) Includes 606 shares held solely by Mrs. Munch's husband, beneficial ownership of which Mrs. Munch disclaims.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information in response to this Item is set forth in Item 11 on page 17 of this Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a)  The following documents are filed as part of this report:

                                                         PAGE
                                                         ----

     (1)      Financial Statements:

              Report of Independent Auditors              28*

              Consolidated Balance Sheets of
              the Registrant at December 31, 1997         18*
              and at December 31, 1996

                  Consolidated Statements of
                  Operations of the Registrant for
                  the years ended December 31, 1997,
                  December 31, 1996 and December 31,          19*
                  1995

                  Consolidated Statements of
                  Shareholders' Equity of the
                  Registrant for the years ended
                  December 31, 1997, December 31,
                  1996 and December 31, 1995                  20*

                  Consolidated Statements of Cash
                  Flows of the Registrant for
                  the years ended December 31, 1997,
                  December 31, 1996 and
                  December 31, 1995                           21*

                  Notes to Consolidated
                  Financial Statements of the
                  Registrant                                  22*


         *Incorporated by reference from the indicated page of the Registrant's 1997 Annual Report to Shareholders. With the exception of this information and the information incorporated in Items 5, 6, 7 and 8, the 1997 Annual Report to Shareholders is not deemed filed as part of this report.

         (2)      Financial Statement Schedules:

                  Schedule III--Real Estate and
                  Accumulated Depreciation                    F-1

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3)      Exhibits

Exhibit
Number
------

3.1               First Amended and Restated Declaration of Trust
                  (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 (No. 33-63150)).

3.2 By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-ll (No. 33-63150)).

10.1 Amended and Restated Agreement of Limited Partnership of The TC Operating Limited Partnership dated as of January 26, 1995 (incorporated by reference to Exhibit 10.1(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.2* Registrant's Amended and Restated 1993 Long Term Incentive Plan (incorporated by reference to Exhibit
                  10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.3*             Registrant's 1997 Long Term Incentive Plan.

10.4 Master Credit Facility Agreement, dated as of September 26, 1997, entered into by and among the Registrant, the TC Operating Limited Partnership, The Town and Country Holding Corporation, The TC Property Company, The Town and Country Oriole Corporation, each of the Property Partnerships and Washington Mortgage Financial Group, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.5 Form of Payment Guaranty executed by each of the Property Partnerships in favor of Washington Mortgage Financial Group, Ltd. (incorporated by reference to
                  Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.6 Form of Amended and Restated Multifamily Deed of Trust, together with Riders thereto, executed by each of the Property Partnerships (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.7 Form of Amended and Restated Indemnity Multifamily Deed of Trust, together with Riders thereto, executed by each of the Property Partnerships (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                  1997).

13                The Registrant's 1997 Annual Report to Shareholders

21                Subsidiaries of the Registrant

23                Consent of Independent Auditors

24                Powers of Attorney

27                Financial Data Schedule1

*Compensation plan or arrangement required to be filed as an exhibit hereto.

(b) Reports on Form 8-K

         No reports on Form 8-K have been filed during the last quarter of the Registrant's fiscal year ended December 31, 1997.




























--------
         1Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE TOWN AND COUNTRY TRUST


                                            By: /s/Harvey Schulweis
                                            --------------------------------
                                               Harvey Schulweis,
                                               President

Dated:     January 30, 1998
      ------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                       Date
---------                         -----                       ----

/s/ Harvey Schulweis        Principal Executive          January 30, 1998
-----------------------     Officer, Principal           -----------------
Harvey Schulweis            Financial Officer and
                            Trustee



/s/ Jennifer C. Munch       Principal Accounting         February 12, 1998
-----------------------     Officer                      -----------------
Jennifer C. Munch

Alfred Lerner*              Trustee
James H. Berick*            Trustee
H. Grant Hathaway*          Trustee
Milton A. Wolf*             Trustee


                                          *By: /s/ Harvey Schulweis
                                          -----------------------------
                                              Harvey Schulweis,
                                              Attorney-in-Fact

----------------
*Powers of attorney authorizing Harvey Schulweis to sign this annual report on Form 10-K on behalf of certain Trustees of the Registrant are being filed with the Securities and Exchange Commission herewith (Exhibit 24).

             Schedule III--Real Estate and Accumulated Depreciation
                           The Town and Country Trust
                                December 31, 1997

                                                                              SUBSEQUENT TO          GROSS AMOUNT AT WHICH
                                                   INITIAL COST (c)          ACQUISITION (d)      CARRIED AT CLOSE OF PERIOD
                                                 -----------------------     ---------------   -----------------------------------
                                NON-RECOURSE                 BUILDINGS,        BUILDINGS,                  BUILDINGS,
                PROPERTY          MORTGAGE                   EQUIPMENT &       EQUIPMENT &                EQUIPMENT &      TOTAL
            DESCRIPTION(a)        DEBT (b)       LAND       IMPROVEMENTS      IMPROVEMENTS     LAND      IMPROVEMENTS       (e)
            --------------        --------       ----       ------------      ------------     ----      ------------     -------
                                                                          (in thousands)
         MARYLAND
            Foxhaven              $  8,397     $  1,849       $   11,929        $ 1,019       $ 1,849        $  12,948    $ 14,797
            Gardenwood              11,080            -           17,182          1,332             -           18,514      18,514
            West/Greensview/       32,688        8,824           37,783          3,330         8,824           41,113      49,937
             West Commercial
            Montgomery               5,058        1,505            6,889            565         1,505            7,454       8,959
            Hollows                  7,230        1,424           10,401            594         1,424           10,995      12,419
            Rolling Road             8,491            -           13,376          1,053             -           14,429      14,429
            South                    6,602        1,317           10,097            766         1,317           10,863      12,180
            Woodmoor                 7,081        1,690           11,110          1,217         1,690           12,327      14,017
            Hallfield Manor          1,535          320            2,240            148           320            2,388       2,708
            Ridgeview                5,382        1,138            7,513            535         1,138            8,048       9,186
            Charlesmont             10,292        2,049           13,972          1,276         2,049           15,248      17,297
            East                     8,692        1,795           10,549          1,196         1,795           11,745      13,540
            Harford                  7,398        1,474           10,511            613         1,474           11,124      12,598
            Laurel                   8,718        1,397            9,845            780         1,397           10,625      12,022
            Montpelier              10,233        1,781           14,088          2,055         1,781           16,143      17,924
            North                   12,429        2,749           18,151          1,594         2,749           19,745      22,494
            Northeast               14,456        3,136           19,944          1,135         3,136           21,079      24,215
            Versailles               7,010        1,599           10,921          2,126         1,599           13,047      14,646
            Fox Run                    500        2,498           11,412            255         2,498           11,667      14,165
            Stonegate               10,993        2,887           13,261            189         2,887           13,450      16,337

         PENNSYLVANIA
            Allentown                 5,416       1,229            7,447            483         1,229            7,930       9,159
            Harrisburg East           7,748       2,181           12,531          1,058         2,181           13,589      15,770
            Emmaus                    8,077       1,394            9,577          1,095         1,394           10,672      12,066
            Hanover                   3,837         590            4,946            754           590            5,700       6,290
            Harrisburg               12,349       3,033           16,905          1,446         3,033           18,351      21,384
            Lancaster East            5,432         812            8,249            741           812            8,990       9,802
            Lancaster West            8,322       1,285           12,794          1,171         1,285           13,965      15,250
            York                      8,047       1,951           10,622            922         1,951           11,544      13,495
            Rolling Hills             4,750       1,282            5,842            318         1,282            6,160       7,442

         VIRGINIA
            Barton's Crossing        25,250       7,320           33,845          1,099         7,320           34,944      42,264
            The Glen                    500       1,157            5,269            187         1,157            5,456       6,613
            McNair Farms                500       3,564           16,237            581         3,564           16,818      20,382
            University Heights          500       5,789           26,371            246         5,789           26,617      32,406
            Carlyle Station          15,101       4,259           19,610            349         4,259           19,959      24,218

         DELAWARE
            Christina Mill            8,906       2,288           10,454            141         2,288           10,595      12,883

         MISCELLANEOUS                1,000           -              814          1,330             -            2,144       2,144
         INVESTMENTS
            Total                 =========    ========       ==========        =======       =======         ========   =========
                                  $ 300,000    $ 77,566       $  462,687        $33,699       $77,566         $496,386   $ 573,952
                                  =========    ========       ==========        =======       =======         ========   =========

                                  ACCUMULATED
              PROPERTY            DEPRECIATION         DATE       USEFUL
            DESCRIPTION(a)            (f)            ACQUIRED      LIFE
            --------------            ---            --------      ----
         MARYLAND
            Foxhaven              $   7,687          1993 (i)       (h)
            Gardenwood               10,363          1993 (i)       (h)
              West/Greensview/       22,136          1993 (i)       (h)
              West Commercial
            Montgomery                3,892          1993 (i)       (h)
            Hollows                   6,359          1993 (i)       (h)
            Rolling Road              8,050          1993 (i)       (h)
            South                     6,369          1993 (i)       (h)
            Woodmoor                  7,137          1993 (i)       (h)
            Hallfield Manor           1,448          1993 (i)       (h)
            Ridgeview                 4,671          1993 (i)       (h)
            Charlesmont               8,439          1993 (i)       (h)
            East                      6,032          1993 (i)       (h)
            Harford                   6,832          1993 (i)       (h)
            Laurel                    5,654          1993 (i)       (h)
            Montpelier                8,220          1993 (i)       (h)
            North                    11,033          1993 (i)       (h)
            Northeast                12,009          1993 (i)       (h)
            Versailles                6,440          1993 (i)       (h)
            Fox Run                   2,444            1993         (h)
            Stonegate                 1,703            1994         (h)

         PENNSYLVANIA
            Allentown                 4,641          1993 (i)       (h)
            Harrisburg East           7,931          1993 (i)       (h)
            Emmaus                    5,412          1993 (i)       (h)
            Hanover                   3,299          1993 (i)       (h)
            Harrisburg               10,904          1993 (i)       (h)
            Lancaster East            4,907          1993 (i)       (h)
            Lancaster West            7,531          1993 (i)       (h)
            York                      6,844          1993 (i)       (h)
            Rolling Hills             1,335            1993         (h)

         VIRGINIA
            Barton's Crossing         7,634            1993         (h)
            The Glen                  1,204            1993         (h)
            McNair Farms              3,668            1993         (h)
            University Heights        5,908            1993         (h)
            Carlyle Station           2,431            1994         (h)

         DELAWARE
            Christina Mill            1,313            1994         (h)

         MISCELLANEOUS                1,066            1993         (h)
         INVESTMENTS
            Total                 ---------
                                  $ 222,946
                                  =========

                              Notes to Schedule III

                           The Town and Country Trust

                                 (In thousands)


(a) All properties are garden apartment communities with the exception of one commercial building included in the West/Greensview/West Commercial Partnership.

(b) See description of mortgages payable in Note 4 of Notes to Consolidated Financial Statements of the Company.

(c) Initial cost for properties originally acquired from the Predecessor (see note (i) below) represents the historical cost as of August 23, 1993 plus the acquisition of non-controlled interests in the Predecessor on August 23, 1993. The initial cost of all other property acquisitions represents the cost to purchase the property at the date of acquisition.

(d) The aggregate cost of land, buildings and equipment on a Federal Income Tax basis is $448,106,278 at December 31, 1997.


(e)    Reconciliation of Real Estate Properties
       ----------------------------------------------------------------
           Balance at January 1, 1994                                       $ 491,489
           Acquisitions of new partnerships                                    53,259
           Other additions, net of dispositions during 1994                     6,595
                                                                            ---------
           Balance at December 31, 1994                                       551,343
           Other additions, net of dispositions during 1995                     6,757
                                                                            ---------
           Balance at December 31, 1995                                       558,100
           Other additions, net of dispositions during 1996                     6,343
                                                                            ---------
           Balance at December 31, 1996                                       564,443
           Other additions net of dispositions                                  9,509
                                                                            =========
           Balance at December 31, 1997                                     $ 573,952
                                                                            =========

(f)    Reconciliation of Accumulated Depreciation
       ---------------------------------------------------------------
           Balance at January 1, 1994                                       $ 127,124
           1994 depreciation expense, net of retirements                       23,380
                                                                            ---------
           Balance at December 31, 1994                                       150,504
           1995 depreciation expense, net of retirements                       24,047
                                                                            ---------
           Balance at December 31, 1995                                       174,551
           1996 depreciation expense, net of retirements                       24,138
                                                                            ---------
           Balance at December 31, 1996                                       198,689
           1997 depreciation expense, net of retirements                       24,257
                                                                            =========
                                                                            =========
           Balance at December 31, 1997                                     $ 222,946
                                                                            =========

                           The Town and Country Trust

                                 (In thousands)



(h) Depreciation is computed based upon the following estimated lives:

                                                     Assets acquired            Assets acquired
                                                        prior to             subsequent to December
                                                     January 1, 1994                31, 1993
                                               -------------------------------------------------------
    Buildings                                        27.5 years                  40 years
    Building improvements                            15 to 19 years              20 years
    Furniture, fixtures and equipment                3 to 7 years                5 to 12 years

(i) Denotes property originally purchased in 1979 by the Predecessor.