Form 10-Q
period 1998-03-31
TOWN & COUNTRY TRUST
filed 1998-05-15
CIK 906110

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Transition Period
         From______________ to ______________

Commission file number   1-12056
                      ---------------------------------------

                           THE TOWN AND COUNTRY TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          MARYLAND                                          52-6613091
----------------------------------              -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

           SUITE 1700
    100 SOUTH CHARLES STREET
      BALTIMORE, MARYLAND                                     21201
----------------------------------              -------------------------------
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

COMMON SHARES OF BENEFICIAL INTEREST, $.01 PAR VALUE - 15,765,015 OUTSTANDING AS OF APRIL 30, 1998

                           The Town and Country Trust
                                    Form 10-Q

                                      INDEX
                                      -----

Part I: Financial Information                                                                    Page
-----------------------------                                                                    ----
Item 1.   Financial Statements (Unaudited)

     Consolidated balance sheets of The Town and Country Trust as of March 31, 1998
     and as of December 31, 1997.                                                                 1

     Consolidated statements of operations of The Town and Country Trust for the three-month
     periods ended March 31, 1998 and 1997.                                                       2

     Consolidated statements of cash flows of The Town and Country Trust for the three-month
     periods ended March 31, 1998 and 1997.                                                       3

     Notes to consolidated financial statements.                                                  4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                           5

Part II: Other Information
--------------------------

Item 1.   Legal Proceedings                                                                       8
Item 2.   Changes in Securities                                                                   8
Item 3.   Defaults Upon Senior Securities                                                         8
Item 4.   Submission of Matters to a Vote of Security Holders                                     8
Item 5.   Other Information                                                                       8
Item 6.   Exhibits or Reports on Form 8-K                                                         8

Signature                                                                                         9

Part I:  Financial Information
------------------------------

                           The Town and Country Trust

                           Consolidated Balance Sheets

                                                                  (Unaudited)
                                                                   ---------------------------
                                                                   MARCH 31,         DECEMBER 31,
                                                                   ---------------------------
                                                                     1998               1997
 ASSETS                                                                   (in thousands)
Real estate assets:
   Land                                                            $  80,923         $  77,566
   Buildings and improvements                                        513,045           492,482
   Other                                                               4,230             3,904
                                                                   ---------------------------
                                                                     598,198           573,952
Less accumulated depreciation                                       (229,111)         (222,946)
                                                                   ---------------------------
                                                                     369,087           351,006
Cash and cash equivalents                                              5,679             4,259
Restricted cash                                                        1,175             1,125
Receivables                                                            1,734             2,030
Prepaid expenses and other assets                                      3,476             4,240
Deferred financing costs, net of allowance for amortization
  (1998-$205, 1997-$114)                                               3,505             3,591
                                                                   ---------------------------
Total assets                                                       $ 384,656         $ 366,251
                                                                   ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages payable                                                  $ 322,350         $ 300,000
Accrued interest                                                       1,757             1,756
Accounts payable and other liabilities                                 6,255             4,731
Security deposits                                                      1,827             1,698
Minority interest                                                      7,173             7,948
                                                                   ---------------------------
Total liabilities                                                    339,362           316,133

Shareholders' equity:
   Common shares of beneficial interest ($.01 par value),
    500,000,000 shares authorized                                        158               158
   Additional paid-in capital                                        319,111           319,061
   Accumulated deficit                                              (271,410)         (266,440)
   Unearned compensation - restricted stock                           (2,565)           (2,661)
                                                                   ---------------------------
                                                                      45,294            50,118
                                                                   ---------------------------
Total liabilities and shareholders' equity                         $ 384,656         $ 366,251
                                                                   ===========================

See accompanying notes to financial statements.

                           The Town and Country Trust

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                                 THREE MONTHS ENDED MARCH 31
                                                                      1998          1997
                                                           -------------------------------------
                                                           (in thousands, except per share data)
Revenues:
   Rental                                                           $22,853        $22,425
   Other                                                                396            423
                                                                    ----------------------
                                                                     23,249         22,848
Expenses:
   Operating                                                          5,229          5,573
   Real estate taxes                                                  1,741          1,752
   Depreciation                                                       6,182          6,067
   Marketing and advertising                                            882            889
   Repairs and maintenance                                            1,629          1,506
   General and administrative                                           716            562
                                                                    ----------------------
                                                                     16,379         16,349
Interest expense                                                      5,232          4,419
Interest expense related to the
   amortization of deferred financing costs                              91            542
                                                                    ----------------------
                                                                     21,702         21,310
                                                                    ----------------------
Income before minority interest                                       1,547          1,538
Income allocated to minority interest                                   212            210
                                                                    ----------------------
Net income                                                          $ 1,335        $ 1,328
                                                                    ======================

Weighted average common shares outstanding - basic                   15,522         15,512
Dilutive effect of outstanding options and restricted shares            176             64
                                                                    ----------------------
Weighted average common shares outstanding - diluted                 15,698         15,576
                                                                    ======================
Per common share - basic and diluted:                               $   .09        %   .09
Net income
                                                                    ======================
Dividends declared and paid per share outstanding                   $   .40        $   .40
                                                                    ======================


See accompanying notes to financial statements.

                           The Town and Country Trust

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                        THREE MONTHS ENDED MARCH 31
                                                                                           1998            1997
                                                                                        -------------------------
OPERATING ACTIVITIES                                                                          (in thousands)
Income before minority interest                                                         $  1,547         $  1,538
Adjustments to reconcile income before minority interest to net cash provided by operating activities:
     Depreciation                                                                          6,182            6,067
     Interest expense related to the amortization of deferred financing costs                 91              542
     Amortization of unearned compensation                                                    96               62
     Changes in operating assets and liabilities:
       Increase in restricted cash                                                           (50)             (25)
       Decrease in funds deposited with mortgagee                                           --              2,689
       Decrease in receivables, prepaid expenses and other assets                          1,060              922
       Increase (decrease)  in accounts payable, other liabilities, accrued
         interest and security deposits                                                    1,654           (2,643)
                                                                                        -------------------------
Net cash provided by operating activities                                                 10,580            9,152
INVESTING ACTIVITIES
Additions of real estate assets, net of disposal proceeds                                (19,727)            (862)
Additions pursuant to value-added capital improvements program                            (4,536)            (288)
                                                                                        -------------------------
Net cash used in investing activities                                                    (24,263)          (1,150)

FINANCING ACTIVITIES
Borrowings on mortgages payable                                                           22,350             --
Payments on notes payable                                                                   --               (150)
Proceeds from exercise of share options                                                       50             --
Increase in deferred financing costs                                                          (5)            --
Dividends and distributions                                                               (7,292)          (7,257)
                                                                                        -------------------------
Net cash used in financing activities                                                     15,103           (7,407)
                                                                                        -------------------------
Increase in cash and cash equivalents
                                                                                           1,420              595
Cash and cash equivalents at beginning of period
                                                                                           4,259            1,725
                                                                                        -------------------------
Cash and cash equivalents at end of period                                              $  5,679         $  2,320
                                                                                        =========================
Cash interest paid                                                                      $  4,396         $  7,229
                                                                                        =========================


See accompanying notes to financial statements.

                           The Town and Country Trust

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of recurring normal accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, restricted shares and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

3.  REAL ESTATE ACQUISITION

On March 31, 1998, the Company purchased The Villages of Forest Ridge, a 330-unit garden apartment community located in Charlotte, North Carolina, for approximately $18,500,000 with funds from its recently obtained credit facility. Due to the fact that this community was purchased on the last day of the fiscal quarter, only one day of operations has been included in the Company's statement of operations for the three months ended March 31, 1998.

4.  SUBSEQUENT EVENT

On April 30, 1998, the Company announced that its Board of Trustees had declared a dividend for the quarter ended March 31, 1998 of $.40 per share, aggregating $6,306,006. Concurrent with the payment of the dividend, a $986,614 limited partnership distribution will be made to the minority interest holders. The dividend and distribution will be paid on June 10, 1998 to holders of record on May 15, 1998.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

The following discussion is based primarily on the consolidated financial statements of The Town and Country Trust (the "Company") as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

The financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The Company believes that funds from operations provides an indicator of its financial performance. Historically, funds from operations is defined as net income (loss) excluding adjustments for unconsolidated partnerships and joint ventures as well as gains (losses) from debt restructuring and sales of property, plus depreciation of revenue-producing real property. This definition of funds from operations is consistent with the National Association of Real Estate Investment Trusts (NAREIT) definition. Funds from operations is affected by the financial performance of the properties and the capital structure of the Company. Funds from operations does not represent cash flow from operations as defined by generally accepted accounting principles and is not necessarily indicative of cash available to fund all cash flow needs. Funds from operations should not be considered as an alternative to net income as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity.

Results of Operations - Three Months Ended March 31, 1998 and 1997
------------------------------------------------------------------

Income before minority interest for the three months ended March 31, 1998 was $1,547,000, compared to $1,538,000 for the same period in 1997. Funds from operations increased to $7,677,000 for the three months ended March 31, 1998 from $7,555,000 for the three months ended March 31, 1997. Revenues were $23,249,000 for the three months ended March 31, 1998 compared to $22,848,000 for the same period in 1997, an increase of $401,000, or 1.8%. This increase was due to increases in rental rates. Occupancy remained consistent at 92.3% for the first quarter of 1998, compared to 92.7% for the first quarter of 1997.

Total expenses excluding depreciation and interest were $10,197,000 for the three months ended March 31, 1998 compared to $10,282,000 for the same period in 1997, a decrease of $85,000 or 0.8%. As a result of management's successful efforts to control costs operating expenses decreased by $344,000. All other expenses except depreciation increased by only $259,000.

Interest expense increased by $813,000 from the expense in the first quarter of 1997 due to increases in the amount of borrowings and interest rates that resulted from the new long-term credit facility.

Liquidity and Capital Resources
-------------------------------

Operating activities provided unrestricted cash for the three months ended March 31, 1998 of $10,580,000, of which $7,292,000 was paid out in dividends and distributions.

In September, 1997 the Company entered into an agreement that provides a $375,000,000 secured credit facility. The initial borrowing under the facility of $300,000,000 matures in 2008 and bears a fixed interest rate of 6.91%. The majority of the proceeds of the initial borrowing was used to refinance the Company's publicly-issued and bank mortgage indebtedness which had scheduled maturities of August, 1998.

The remaining $75,000,000 is available as a 10 1/2 year, variable rate revolving credit facility which can be converted at the Company's option to a fixed-rate term loan maturing in 2008. The Company intends to use these funds for property acquisitions and to expand the recently instituted extensive capital improvement program for certain of the Company's existing properties, as described below. The Company used a portion of these funds to purchase a 330-unit garden apartment community on March 31, 1998.

The Company has commenced a two-year program that provides for approximately $25,000,000 in capital improvements to certain properties. The improvements include paving, roofs, vinyl siding and the expansion of the on-going program to make such revenue-enhancing improvements as the modernization of kitchens and bathrooms and the installation of washers, dryers and carpeting within certain apartment units. $8,075,000 in costs have been incurred related to this new program through March 31, 1998.

Rental income from the properties is received on a monthly basis. All cash accumulated for the payment of quarterly dividends is invested in short-term instruments. Management believes that the Company will have access to the capital resources necessary to expand and develop its business. The Company expects that adequate cash will be available to fund its operating and administrative expenses, capital expenditures, debt service obligations and payments of dividends in the foreseeable future.

Safe Harbor Statement
---------------------

With the exception of historical information, the matters discussed in this Report to Shareholders are forward-looking statements that involve risks and uncertainties and actual results could differ materially from those discussed. Certain statements herein and in future filings by the Trust with the Securities and Exchange Commission and in written and oral statements made by or with the approval of any authorized executive officer of the Trust constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Trust intends that such forward-looking statements be subject to the safe harbors created by such Acts. The words and phrases "looking ahead," "we are confident," "should be," "will be," "predicted," "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. These forward-looking statements reflect the Trust's current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the Trust's operations and business environment which may cause the actual results of the Trust to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, competition for tenants and acquisitions from others, many of whom may have greater financial resources than the Trust; changes in rental rates which may be charged by the Trust in response to market rental rate changes or otherwise; changes in federal income tax laws and regulations; any changes in the Trust's capacity to acquire additional apartment properties and any changes in the Trust's financial condition or operating results due to an acquisition of additional apartment properties; unanticipated increases in operating expenses due to factors such as casualties to the Trust's apartment properties or adverse weather conditions in the geographic locations of the Trust's apartment properties; interest rate fluctuations; and local economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the real estate investment trust industry, or the markets in which the Trust's apartment properties are located. The Trust undertakes no obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Part II: Other Information
--------------------------

         Items 1 through 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

Item 4. - Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

(a) The Registrant's annual meeting of shareholders was held on April 30, 1998.

(b) The following Trustees were elected at such annual meeting, each for a one-year term expiring in 1999:

                           Alfred Lerner
                           Harvey Schulweis
                           James H. Berick
                           H. Grant Hathaway
                           Milton A. Wolf

(c) The following matters were voted on at the annual meeting of shareholders:

          (1)     Election of Trustees:
                  ---------------------

                                                                                               Broker
                  Trustee Name              Votes For               Abstentions               Non-Votes
                  -------------------------------------------------------------------------------------
                  Alfred Lerner             12,333,947                 353,375                   0
                  Harvey Schulweis          12,335,732                 351,590                   0
                  James H. Berick           12,329,117                 358,205                   0
                  H. Grant Hathaway         12,331,507                 355,815                   0
                  Milton A. Wolf            12,333,107                 354,215                   0

          (2)     Approval of the Trust's 1997 Long Term Incentive Plan:

                                                                                               Broker
                  Votes For               Votes Against              Abstentions              Non-Votes
                  -------------------------------------------------------------------------------------

                  7,100,602                  1,697,660                 143,155               3,745,905

Item 6. - Exhibits and Reports on Form 8-K
------------------------------------------

(a)      Exhibit
         Number            Exhibit
         ------            -------

         27              Financial Data Schedule(1)

(b) No reports on Form 8-K have been filed in the quarter for which this report is filed.




--------
(1) Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               THE TOWN AND COUNTRY TRUST

          Date:   May 12, 1998                 /s/ JENNIFER C. MUNCH
               -------------------------------------------------------------
                                               Jennifer C. Munch
                                               Vice President - Treasurer
                                               (Principal Accounting Officer)