Form 10-Q
period 1998-06-30
TOWN & COUNTRY TRUST
filed 1998-08-13
CIK 906110

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the Quarterly Period Ended June 30, 1998

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the Transition Period From______________ to
      ______________

Commission file number   1-12056
                      ----------------------------

                           THE TOWN AND COUNTRY TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        MARYLAND                                                                  52-6613091
----------------------------------------------------------                  --------------------------------------------------------
             (State or other jurisdiction of                                                   (I.R.S. Employer
             incorporation or organization)                                                   Identification No.)

                       SUITE 1700
                100 SOUTH CHARLES STREET
                   BALTIMORE, MARYLAND                                                               21201
----------------------------------------------------------                  --------------------------------------------------------
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
(Former name, former address, or former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                      ------   ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

COMMON SHARES OF BENEFICIAL INTEREST, $.01 PAR VALUE - 15,765,848 OUTSTANDING AS OF JULY 31, 1998

                           THE TOWN AND COUNTRY TRUST
                                    FORM 10-Q

                                      INDEX

Part I: Financial Information                                                                                              Page
-----------------------------                                                                                              ----

Item 1.   Financial Statements (Unaudited)

     Consolidated balance sheets of The Town and Country Trust as of June 30, 1998
     and as of December 31, 1997.                                                                                            1

     Consolidated statements of operations of The Town and Country Trust for the three-month and six-month periods
     ended June 30, 1998 and 1997.                                                                                           2

     Consolidated statements of cash flows of The Town and Country Trust for the six-month periods ended June 30, 1998
     and 1997.                                                                                                               3

     Notes to consolidated financial statements.                                                                             4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                                                      5

Part II: Other Information
--------------------------

Item 1.   Legal Proceedings                                                                                                  8
Item 2.   Changes in Securities                                                                                              8
Item 3.   Defaults Upon Senior Securities                                                                                    8
Item 4.   Submission of Matters to a Vote of Security Holders                                                                8
Item 5.   Other Information                                                                                                  8
Item 6.   Exhibits or Reports on Form 8-K                                                                                    8

Signature                                                                                                                    9

Part I: Financial Information
-----------------------------
                           THE TOWN AND COUNTRY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                                                      (Unaudited)
                                                                               ----------------------------------------------------
                                                                                       JUNE 30,                DECEMBER 31,
                                                                                         1998                      1997
                                                                               ----------------------------------------------------
 ASSETS                                                                                                (in thousands)
 Real estate assets:
    Land                                                                              $        80,935               $       77,566

    Buildings and improvements                                                                519,289                      492,482

    Other                                                                                       4,509                        3,904
                                                                               ----------------------------------------------------
                                                                                              604,733                      573,952
 Less accumulated depreciation                                                               (235,414)                    (222,946)
                                                                               ----------------------------------------------------
                                                                                              369,319                      351,006

 Cash and cash equivalents                                                                      5,261                        4,259
 Restricted cash                                                                                1,260                        1,125
 Receivables                                                                                    2,155                        2,030
 Prepaid expenses and other assets                                                              2,658                        4,240
 Deferred financing costs, net of allowance for amortization
   (1998-$295, 1997-$114)                                                                       3,415                        3,591
                                                                               ====================================================
 Total assets                                                                         $       384,068               $      366,251
                                                                               ====================================================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Mortgages payable                                                                    $       327,000               $      300,000
 Accrued interest                                                                               1,753                        1,756
 Accounts payable and other liabilities                                                         6,476                        4,731
 Security deposits                                                                              1,919                        1,698
 Minority interest                                                                              6,411                        7,948
                                                                               ----------------------------------------------------
 Total liabilities                                                                            343,559                      316,133

 Shareholders' equity:
    Common shares of beneficial interest ($.01 par value),
     500,000,000 shares authorized                                                                158                          158
    Additional paid-in capital                                                                319,123                      319,061
    Accumulated deficit                                                                      (276,303)                    (266,440)
    Unearned compensation - restricted stock                                                   (2,469)                      (2,661)
                                                                               ----------------------------------------------------
                                                                                               40,509                       50,118
                                                                               ----------------------------------------------------
 Total liabilities and shareholders' equity                                           $       384,068               $      366,251
                                                                               ====================================================

See accompanying notes to financial statements.

                           THE TOWN AND COUNTRY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                           THREE MONTHS ENDED JUNE 30,                         SIX MONTHS ENDED JUNE 30,
                                          1998                   1997                         1998                   1997
                                  --------------------------------------------------------------------------------------------------
                                                                (in thousands, except per share data)
Revenues:
   Rental                                 $   24,157          $    22,559                $    47,010          $    44,983
   Other                                         468                  441                        864                  865
                                  -------------------------------------------     -------------------------------------------
                                              24,625               23,000                     47,874               45,848

Expenses:
   Operating                                   5,489                5,283                     10,718               10,855
   Real estate taxes                           1,826                1,716                      3,567                3,468
   Depreciation                                6,330                6,099                     12,512               12,166
   Marketing and advertising                   1,000                  923                      1,882                1,812
   Repairs and maintenance                     1,819                1,647                      3,448                3,153
   General and administrative                    867                  606                      1,583                1,168
                                  -------------------------------------------     -------------------------------------------
                                              17,331               16,274                     33,710               32,622

Interest expense                               5,565                4,436                     10,797                8,856
Interest expense related to
   the amortization of deferred
   financing costs                                90                  542                        181                1,084
                                  -------------------------------------------     -------------------------------------------
                                              22,986               21,252                     44,688               42,562
                                  -------------------------------------------     -------------------------------------------

Income before minority interest                1,639                1,748                      3,186                3,286
Income allocated to minority                     225                  239                        437                  449
   interest
                                  -------------------------------------------     -------------------------------------------
Net income                                $    1,414          $     1,509                $     2,749          $     2,837
                                  ===========================================     ===========================================

Weighted average common shares
    outstanding - basic                       15,523               15,512                     15,523               15,512
Dilutive effect of outstanding
  options and                                    170                   82                        176                   82
  restricted shares
                                  -------------------------------------------     -------------------------------------------
Weighted average common shares
    outstanding - diluted                     15,693               15,594                     15,699               15,594
                                  ===========================================     ===========================================
Per common share - basic and diluted:
Net income                               $       .09          $       .10                $       .18          $       .18
                                  ===========================================     ===========================================

Dividends declared and paid
   per share outstanding                  $      .40          $       .40                $       .80          $       .80
                                  ===========================================     ===========================================

See accompanying notes to financial  statements.

                           THE TOWN AND COUNTRY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED JUNE  30,
                                                                                            1998                1997
                                                                                    ----------------------------------------
OPERATING ACTIVITIES                                                                            (in thousands)
Income before minority interest                                                          $      3,186       $     3,286
Adjustments to reconcile income before minority interest to net cash provided by operating activities:
     Depreciation                                                                              12,512            12,166
     Interest expense related to the amortization of deferred financing costs                     181             1,084
     Amortization of unearned compensation                                                        192               124
     Changes in operating assets and liabilities:
       Increase in restricted cash                                                               (135)              (50)
       Decrease in funds deposited with mortgagee                                                   -               260
       Decrease in receivables, prepaid expenses and other assets                               1,457             1,581
       Increase in accounts payable, other liabilities, accrued interest and
         security deposits                                                                      1,963               324
                                                                                   -----------------------------------------
Net cash provided by operating activities                                                      19,356            18,775

INVESTING ACTIVITIES
Additions of real estate assets, net of disposals                                             (21,157)           (2,327)
Additions pursuant to value-added capital improvements program                                 (9,668)             (892)
                                                                                   -----------------------------------------
Net cash used in investing activities                                                         (30,825)           (3,219)

FINANCING ACTIVITIES
Borrowings on mortgages payable                                                                27,000                 -
Payments on notes payable                                                                           -              (300)
Proceeds from exercise of share options                                                            62                 -
Increase in deferred financing costs                                                               (5)                -
Dividends and distributions                                                                   (14,586)          (14,515)
                                                                                   -----------------------------------------
Net cash provided by (used in) financing activities                                            12,471           (14,815)
                                                                                   -----------------------------------------

Increase in cash and cash equivalents                                                           1,002               741
Cash and cash equivalents at beginning of period                                                4,259             1,725
                                                                                   -----------------------------------------
Cash and cash equivalents at end of period                                               $      5,261       $     2,466
                                                                                   =========================================
Cash interest paid                                                                       $      8,864       $     8,880
                                                                                   =========================================

See accompanying notes to financial statements.

                           THE TOWN AND COUNTRY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of The Town and Country Trust (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of recurring normal accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

3.  REAL ESTATE ACQUISITION

On March 31, 1998, the Company purchased The Villages of Forest Ridge, a 330-unit garden apartment community located in Charlotte, North Carolina, for approximately $18,500,000 with funds from its credit facility.

4.  SUBSEQUENT EVENT

On July 30, 1998, the Company announced that its Board of Trustees had declared a dividend for the quarter ended June 30, 1998 in the amount of $.40 per share, aggregating $6,306,339. Concurrent with the payment of the dividend, a $986,614 limited partnership distribution will be made to the minority interest holders. The dividend and distribution will be paid on September 10, 1998 to holders of record on August 14, 1998.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

The following discussion is based primarily on the consolidated financial statements of the Company as of June 30, 1998 and for the three-month and six-month periods ended June 30, 1998 and 1997. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

Results of Operations - Three Months Ended June 30, 1998 and 1997
-----------------------------------------------------------------

Income before minority interest for the three months ended June 30, 1998 was $1,639,000, compared to $1,748,000 for the same period in 1997. Funds from operations increased to $7,915,000 for the three months ended June 30, 1998 from $7,797,000 for the three months ended June 30, 1997. Revenues were $24,625,000 for the three months ended June 30, 1998 compared to $23,000,000 for the same period in 1997, an increase of $1,625,000 or 7.1%. On a same-property basis, revenues increased by $998,000 or 4.3% due to increases in rental rates and improvements in occupancy. The balance of the increase in revenues was due to the property acquisition that occurred on March 31, 1998. Occupancy was 94.4% for the second quarter of 1998, compared to 92.7% for the second quarter of 1997.

Total expenses excluding depreciation and interest were $11,001,000 for the three months ended June 30, 1998 compared to $10,175,000 for the same period in 1997, an increase of $826,000, due in part to the acquisition of the new property. Operating expenses on a same-property basis increased by only $122,000 or 2.3%. Marketing and advertising, real estate taxes and repairs and maintenance increased by $359,000 due in part to the acquisition of the new property. General and administrative expenses increased by $261,000 due in part to the Company's expansion of its acquisitions program. Depreciation increased by $231,000 for the three months ended June 30, 1998 over the same period in 1997 due in part to costs related to the acquisition of the new property.

Interest expense increased by $1,129,000 from the expense in the second quarter of 1997 due to increases in the amount of borrowings and interest rates that resulted from the new long-term credit facility and the financing of the new acquisition.

Results of Operations - Six Months Ended June 30, 1998 and 1997
---------------------------------------------------------------

Income before minority interest for the six months ended June 30, 1998 was $3,186,000, compared to $3,286,000 for the same period in 1997. Funds from operations increased by 1.6% to $15,592,000 for the six months ended June 30, 1998 from $15,352,000 for the six months ended June 30, 1997. Revenues were $47,874,000 for the six months ended June 30, 1998 compared to $45,848,000 for the same period in 1997, an increase of $2,026,000 or 4.4%. On a same-property basis, revenue increased by $1,392,000, or 3.0%, over the first six months of 1997 due to increases in rental rates and improvements in occupancy. The balance of the increase in revenues is due to the property acquisition that occurred on March 31, 1998. Occupancy was 93.4% compared to 92.7% for the six months ended June 30, 1997.

Total expenses excluding depreciation and interest were $21,198,000 for the six months ended June 30, 1998 compared to $20,456,000 for the same period in 1997, an increase of $742,000. Operating expenses decreased by $137,000 despite the acquisition of a new property. Repairs and maintenance expenses increased by $295,000. All other expenses except depreciation increased by $169,000, due in part to the acquisition of the new property. General and administrative expenses increased by $415,000 due in part to the start up of the property acquisition program. Depreciation for the six months ended June 30, 1998 increased by $346,000 over the six months ended June 30, 1997 due in part to the acquisition of the new property.

Interest expense for the six months ended June 30, 1998 increased by $1,941,000 from the expense in the same period of 1997 due to increases in the amount of borrowings and interest rates that resulted from the new long-term credit facility and additional borrowings in order to purchase the new acquisition.

Liquidity and Capital Resources
-------------------------------

Operating activities provided unrestricted cash for the six months ended June 30, 1998 of $19,356,000, of which $14,586,000 was paid out in dividends and distributions.

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

The Company has commenced a two-year program that provides for approximately $25,000,000 in capital improvements to certain properties. The improvements include paving, roofs, vinyl siding and the expansion of the on-going program to make such revenue-enhancing improvements as the modernization of kitchens and bathrooms and the installation of washers, dryers and carpeting within certain apartment units. $13,207,000 in costs have been incurred related to this new program through June 30, 1998.

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

(b) The following Trustees were elected at such annual meeting, each for a one year term expiring in 1999:

                           Alfred Lerner
                           Harvey Schulweis
                           James H. Berick
                           H. Grant Hathaway
                           Milton A. Wolf

(c) The following matters were voted on at the annual meeting of shareholders:

          (1)     Election of Trustees:
                  ---------------------

                                                                                                   Broker
                  Trustee Name              Votes For                  Abstentions               Non-Votes
                  ----------------------------------------------------------------------------------------

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

          (2)     Approval of the Trust's 1997 Long Term Incentive Plan:

                                                                                                  Broker
                  Votes For                          Votes Against              Abstentions      Non-Votes
                  ----------------------------------------------------------------------------------------

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

--------
(1) Filed only in electronic format pursuant to Item 601(b)(27) of Regulation
S-K
                                       8

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  THE TOWN AND COUNTRY TRUST



      Date:   August 10, 1998                     /s/ Jennifer C. Munch
           ----------------------                 ------------------------------
                                                  Jennifer C. Munch
                                                  Vice President - Treasurer
                                                  (Principal Accounting Officer)