Form 10-Q
period 1998-09-30
TOWN & COUNTRY TRUST
filed 1998-11-12
CIK 906110

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended September 30, 1998

                                       or

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.  For the Transition Period
        From             to
            -------------  ---------------


Commission file number  1-12056
                        ------------------------------

                           THE TOWN AND COUNTRY TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          MARYLAND                                       52-6613091
-----------------------------------------     ---------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

           SUITE 1700
    100 SOUTH CHARLES STREET
       BALTIMORE, MARYLAND                                  21201
-----------------------------------------     ---------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject
     to such filing requirements for the past 90 days.    Yes  X     No
                                                              -----     ----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     COMMON SHARES OF BENEFICIAL INTEREST, $.01 PAR VALUE - 15,765,848 OUTSTANDING AS OF OCTOBER 31, 1998

                           The Town and Country Trust
                                    Form 10-Q

                                      INDEX
                                      -----

Part I: Financial Information
-----------------------------

                                                                                                                          Page
                                                                                                                          ----
Item 1.   Financial Statements (Unaudited)

     Consolidated balance sheets of The Town and Country Trust as of September 30, 1998 and as of December 31,
     1997.                                                                                                                   1

     Consolidated statements of operations of The Town and Country Trust for the three-month and nine-month
     periods ended September 30, 1998 and 1997.                                                                              2

     Consolidated statements of cash flows of The Town and Country Trust for the nine-month periods ended
     September 30, 1998 and 1997.                                                                                            3

     Notes to consolidated financial statements.                                                                             4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                                                      5

Part II: Other Information
--------------------------

Item 1.   Legal Proceedings                                                                                                  8
Item 2.   Changes in Securities                                                                                              8
Item 3.   Defaults Upon Senior Securities                                                                                    8
Item 4.   Submission of Matters to a Vote of Security Holders                                                                8
Item 5.   Other Information                                                                                                  8
Item 6.   Exhibits or Reports on Form 8-K                                                                                    8

Signature                                                                                                                    9




                                      (i)

Part I:  Financial Information
------------------------------

                           The Town and Country Trust

                           Consolidated Balance Sheets

                                                                 (Unaudited)
                                                                 -------------------------------
                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                     1998               1997
                                                                 -------------------------------
 ASSETS                                                                  (in thousands)
Real estate assets:
   Land                                                            $  80,935         $  77,566
   Buildings and improvements                                        524,688           492,482
   Other                                                               4,584             3,904
                                                                   ---------         ---------
                                                                     610,207           573,952
Less accumulated depreciation                                       (241,719)         (222,946)
                                                                   ---------         ---------
                                                                     368,488           351,006

Cash and cash equivalents                                              6,201             4,259
Restricted cash                                                        1,310             1,125
Receivables                                                            1,391             2,030
Prepaid expenses and other assets                                      6,791             4,240
Deferred financing costs, net of allowance for amortization
  (1998-$386, 1997-$114)                                               3,324             3,591
                                                                   =========         =========
Total assets                                                       $ 387,505         $ 366,251
                                                                   =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages payable                                                  $ 335,750         $ 300,000
Accrued interest                                                       1,752             1,756
Accounts payable and other liabilities                                 6,459             4,731
Security deposits                                                      1,938             1,698
Minority interest                                                      5,683             7,948
                                                                   ---------         ---------
Total liabilities                                                    351,582           316,133

Shareholders' equity:
   Common shares of beneficial interest ($.01 par value),
    500,000,000 shares authorized                                        158               158
   Additional paid-in capital                                        319,123           319,061
   Accumulated deficit                                              (280,985)         (266,440)
   Unearned compensation - restricted stock                           (2,373)           (2,661)
                                                                   ---------         ---------
                                                                      35,923            50,118
                                                                   ---------         ---------
Total liabilities and shareholders' equity                         $ 387,505         $ 366,251
                                                                   =========         =========


See accompanying notes to financial statements.

                           The Town and Country Trust

                      Consolidated Statements of Operations

                                   (Unaudited)

                                          THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                               1998            1997                1998            1997
                                             --------        --------             --------        --------
                                                            (in thousands, except per share data)
Revenues:
   Rental                                    $ 24,636        $ 22,957             $ 71,646        $ 67,941
   Other                                          577             445                1,441           1,310
                                             --------        --------             --------        --------
                                               25,213          23,402               73,087          69,251
Expenses:
   Operating                                    5,785           5,526               16,503          16,382
   Real estate taxes                            1,778           1,735                5,344           5,203
   Depreciation                                 6,342           6,047               18,854          18,213
   Marketing and advertising                      977             935                2,859           2,747
   Repairs and maintenance                      1,893           1,828                5,341           4,981
   General and administrative                     833             599                2,416           1,766
                                             --------        --------             --------        --------
                                               17,608          16,670               51,317          49,292

Interest expense                                5,632           4,524               16,430          13,380
Interest expense related to the
   amortization of deferred
   financing costs                                 91             387                  272           1,471
                                             --------        --------             --------        --------
                                               23,331          21,581               68,019          64,143
                                             --------        --------             --------        --------
Income before minority interest
   and extraordinary item                       1,882           1,821                5,068           5,108
Income allocated to minority
   interest                                       258             248                  695             698
                                             --------        --------             --------        --------
Income before extraordinary item                1,624           1,573                4,373           4,410

Extraordinary item - cost related
to refinancing of debt (net
of $397 minority interest)                       --            (2,512)                --            (2,512)
                                             --------        --------             --------        --------
Net income                                   $  1,624        $   (939)            $  4,373        $  1,898
                                             ========        ========             ========        ========

Weighted average common shares
    outstanding - basic                        15,524          15,512               15,523          15,512

Dilutive effect of outstanding
  options and
  restricted shares                               121             222                  163             198
                                             --------        --------             --------        --------
Weighted average common shares
    outstanding - diluted                      15,645          15,734               15,686          15,710
                                             ========        ========             ========        ========

Per common share - basic and diluted:

Income before extraordinary item             $   0.10        $   0.10             $   0.28        $   0.28

Extraordinary item                               --             (0.16)                --             (0.16)
                                             --------        --------             --------        --------
Net income                                   $   0.10        $  (0.06)            $   0.28        $   0.12
                                             ========        ========             ========        ========

Dividends declared and paid per
   share outstanding                         $   0.40        $   0.40             $   1.20        $   1.20



See accompanying notes to financial  statements.

                           The Town and Country Trust

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                  NINE MONTHS ENDED  SEPTEMBER  30,
                                                                                         1998             1997
                                                                                  ---------------------------------
OPERATING ACTIVITIES                                                                         (in thousands)

Income before minority interest and extraordinary item                                 $   5,068         $   5,108
Adjustments to reconcile income before minority interest and extraordinary item to net cash provided by operating activities:
     Depreciation                                                                         18,854            18,213
     Interest expense related to the amortization of deferred financing costs                272             1,471
     Amortization of unearned compensation                                                   288               220
     Changes in operating assets and liabilities:
       Increase in restricted cash                                                          (185)              (75)
       Decrease in funds deposited with mortgagee                                           --               2,441
       Increase  in receivables, prepaid expenses and other assets                        (1,912)           (2,434)
       Increase  (decrease) in accounts payable, other liabilities, accrued
         interest and security deposits                                                    1,964            (3,127)
                                                                                       ---------         ---------
Net cash provided by operating activities                                                 24,349            21,817

INVESTING ACTIVITIES
Additions of real estate assets, net of disposals                                        (22,394)           (3,572)
Additions pursuant to value-added capital improvements program                           (13,942)           (1,625)
                                                                                       ---------         ---------
Net cash used in investing activities                                                    (36,336)           (5,197)

FINANCING ACTIVITIES

Borrowings on mortgages payable                                                           35,750           300,000
Payments on original mortgages                                                              --            (232,000)
Payments on notes payable                                                                   --             (58,409)
Proceeds from exercise of share options                                                       62                 2
Costs related to refinancing of debt                                                        --                (742)
Increase in deferred financing costs                                                          (5)           (3,236)
Dividends and distributions                                                              (21,878)          (21,804)
                                                                                       ---------         ---------
Net cash used in financing activities                                                     13,929           (16,189)
                                                                                       ---------         ---------
Increase in cash and cash equivalents                                                      1,942               431
Cash and cash equivalents at beginning of period                                           4,259             1,725
                                                                                       ---------         ---------
Cash and cash equivalents at end of period                                             $   6,201         $   2,156
                                                                                       =========         =========
Cash interest paid                                                                     $  17,094         $  18,195
                                                                                       =========         =========


See accompanying notes to financial statements.

                           The Town and Country Trust

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of The Town and Country Trust (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of recurring normal accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

3.    REAL ESTATE ACQUISITIONS

On March 31, 1998, the Company purchased The Villages of Forest Ridge, a 330-unit garden apartment community located in Charlotte, North Carolina, for approximately $18,500,000.

On October 14, 1998, the Company purchased The Fairington, a 250-unit garden apartment community located in Charlotte, North Carolina, for approximately $18,000,000.

Both purchases were made with funds from the Company's credit facility.

4.  SUBSEQUENT EVENT

The Company has arranged a $50 million revolving line of credit with a bank to be used for acquisitions. Borrowings under this facility will bear interest at 120 basis points over LIBOR.

On November 4, 1998, the Company announced that its Board of Trustees had declared a dividend for the quarter ended September 30, 1998 of $.40 per share, aggregating $6,306,339. Concurrent with the payment of the dividend, a $986,614 limited partnership distribution will be made to the minority interest holders. The dividend and distribution will be paid on December 10, 1998 to holders of record on November 13, 1998.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

The following discussion is based primarily on the consolidated financial statements of The Town and Country Trust (the "Company") as of September 30, 1998 and for the three-month and nine-month periods ended September 30, 1998 and 1997. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

Results of Operations - Three Months Ended September 30, 1998 and 1997
----------------------------------------------------------------------

Income before minority interest for the three months ended September 30, 1998 was $1,882,000, compared to $1,821,000 before the extraordinary item for the same period in 1997. Funds from operations increased by 4.5% to $8,174,000 for the three months ended September 30, 1998 from $7,820,000 for the three months ended September 30, 1997. Revenues were $25,213,000 for the three months ended September 30, 1998 compared to $23,402,000 for the same period in 1997, an increase of $1,811,000 or 7.7%. On a same-property basis, revenues increased by $1,156,000 or 4.9% due to increases in rental rates and improvements in occupancy. The balance of the increase in revenues was due to the property acquisition that occurred on March 31, 1998. Occupancy was 95.2% for the third quarter of 1998, compared to 93.8% for the third quarter of 1997.

Total expenses excluding depreciation and interest were $11,266,000 for the three months ended September 30, 1998 compared to $10,623,000 for the same period in 1997, an increase of $643,000 due in part to the acquisition of the new property on March 31, 1998. Operating expenses on a same-property basis increased by only $156,000 or 2.8%. Marketing and advertising, real estate taxes and repairs and maintenance increased by $150,000 due in part to the acquisition of the new property. General and administrative expenses increased by $234,000 for the three months ended September 30, 1998 over the same period in 1997 due in part to costs related to the initiation of the property acquisitions program.

Interest expense increased by $1,108,000 from the expense in the third quarter of 1997 due to increases in the amount of borrowings and interest rates that resulted from the new long-term credit facility and the financing of the capital improvements program and the new acquisition.

Results of Operations - Nine Months Ended September 30, 1998 and 1997
---------------------------------------------------------------------

Income before minority interest for the nine months ended September 30, 1998 was $5,068,000, compared to $5,108,000 before the extraordinary item for the same period in 1997. Funds from operations increased by 2.6% to $23,766,000 for the nine months ended September 30, 1997 from $23,171,000 for the nine months ended September 30, 1997. Revenues were $73,087,000 for the nine months ended September 30, 1998 compared to $69,251,000 for the same period in 1997, an increase of $3,836,000, or 5.5%. On a same-property basis, revenues increased by $2,547,000 or 3.7% for the first nine months of 1998 over the same period last year due to increases in rental rates and improvements in occupancy. The balance of the increase in revenues is due to the property acquisition that occurred on March 31, 1998. Occupancy was 94.0% for the nine months ended September 30, 1998, compared to 93.1% for the nine months ended September 30, 1997.

Total expenses excluding depreciation and interest were $32,463,000 for the nine months ended September 30, 1998 compared to $31,079,000 for the same period in 1997, an increase of $1,384,000. Operating expenses increased by only $121,000 or 0.7% for the nine-month period despite the acquisition of a new property. Real estate taxes, marketing and advertising and repairs and maintenance increased by $613,000 due in part to the acquisition of the new property. General and administrative expenses increased by $650,000 due in part to the start up of the property acquisition program. Depreciation for the nine months ended September 30, 1998 increased by $641,000 over the nine months ended September 30, 1997 due in part to the acquisition of the new property.

Interest expense for the nine months ended September 30, 1998 increased by $3,050,000 from the expense in the same period of 1997 due to increases in the amount of borrowings and interest rates that resulted from the new long-term credit facility and additional borrowings in order to finance the capital improvements program and to purchase the new acquisition.

Liquidity and Capital Resources
-------------------------------

Operating activities provided unrestricted cash for the nine months ended September 30, 1998 of $24,349,000 of which $21,878,000 was paid out in dividends and distributions.

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

The remaining $75,000,000 is available as a 10-1/2 year, variable rate revolving credit facility which can be converted at the Company's option to a fixed rate term loan maturing in 2008. The Company intends to use these funds for property acquisitions and to expand the recently instituted extensive capital improvement program for certain of the Company's existing properties, as described below. The Company used a portion of these funds to purchase a 330-unit garden apartment community on March 31, 1998 and a 250-unit garden apartment community on October 14, 1998.

The Company has commenced a two-year program that provides for approximately $25,000,000 in capital improvements to certain properties. The improvements include paving, roofs, vinyl siding and the expansion of the on-going program to make such revenue-enhancing improvements as the modernization of kitchens and bathrooms and the installation of washers, dryers and carpeting within certain apartment units. $17,481,000 in costs have been incurred related to this program through September 30, 1998.

The Company has arranged a $50 million revolving line of credit with a bank to be used for acquisitions. Borrowings under this facility will bear interest at 120 basis points over LIBOR. On September 30, 1998, no funds had been drawn under this arrangement.

Rental income from the properties is received on a monthly basis. All cash accumulated for the payment of the quarterly dividends is invested in short-term instruments. Management believes that the Company will have access to the capital resources necessary to expand and develop its business. The Company expects that adequate cash will be available to fund its operating and administrative expenses, capital expenditures, debt service obligations and payments of dividends in the foreseeable future.

Safe Harbor Statement
---------------------

With the exception of historical information, the matters discussed in this Report are forward-looking statements that involve risks and uncertainties and actual results could differ materially from those discussed. Certain statements herein and in future filings by the Company with the Securities and Exchange Commission and in written and oral statements made by or with the approval of any authorized executive officer of the Company constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such Acts. The words and phrases "looking ahead," "we are confident," "should be," "will be," "predicted," "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, competition for tenants and acquisitions from others, many of whom may have greater financial resources than the Company; changes in rental rates which may be charged by the Company in response to market rental rate changes or otherwise; changes in federal income tax laws and regulations; any changes in the Company's capacity to acquire additional apartment properties and any changes in the Company's financial condition or operating results due to an acquisition of additional apartment properties; unanticipated increases in operating expenses due to factors such as casualties to the Company's apartment properties or adverse weather conditions in the geographic locations of the Company's apartment properties; interest rate fluctuations; and local economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the real estate investment trust industry, or the markets in which the Company's apartment properties are located. The Company undertakes no obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Part II:  Other Information
---------------------------

         Items 1 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

Item 6.  -  Exhibits and Reports on Form 8-K
--------------------------------------------

(a)       10.1      Financing Agreement dated September 25, 1998 by and among
                    the Registrant, the TC Operating Limited Partnership, The TC
                    Property Company II, and The First National Bank of
                    Maryland.

          27        Financial Data Schedule(1)

(b) No reports on Form 8-K have been filed in the quarter for which this Report is filed.






----------------------
1 Filed only in electronic format pursuant to Item 601(b) (27) of Regulation S-K

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE TOWN AND COUNTRY TRUST

          Date:  November 12, 1998        /s/ Jennifer C. Munch
                 -----------------        ------------------------------
                                          Jennifer C. Munch
                                          Vice President - Treasurer
                                          (Principal Accounting Officer)