Form 10-K
period 1998-12-31
TOWN & COUNTRY TRUST
filed 1999-03-31
CIK 906110

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         (Mark One)

         [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

         For the fiscal year ended December 31, 1998

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from ________________ to _______________

         Commission File No. 001-12056
                             ---------


                           THE TOWN AND COUNTRY TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                MARYLAND                                   52-6613091
--------------------------------------               ----------------------
    (State or Other Jurisdiction                       (I.R.S. Employer
  of Incorporation or Organization)                  Identification Number)


        100 S. Charles Street
         Baltimore, Maryland                                  21201
--------------------------------------               -----------------------
(Address of Principal Executive Office)                     (ZIP Code)


                                 (410) 539-7600
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS              NAME OF EXCHANGE ON WHICH REGISTERED
-------------------              ------------------------------------
Common Shares of
Beneficial Interest              New York Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----


                       [Cover Continued on Following Page]

                      [Cover Continued From Previous Page]


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 10, 1999: $216,015,190.
                      ------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practical date:

                15,767,148 Common Shares of Beneficial Interest,
                ------------------------------------------------
                       $.01 Par Value, at March 10, 1999.
                       ----------------------------------


                       DOCUMENTS INCORPORATED BY REFERENCE

                                                            Part of Form 10-K
Document                                                  In Which Incorporated
--------                                                  ---------------------

Portions of the Registrant's                                    I and III
Notice of Annual Meeting and
Proxy Statement dated
March 18, 1999

Portions of the Registrant's                                    II and IV
1998 Annual Report to Shareholders


Neither the Report of the Compensation Committee of the Board of Trustees on Executive Compensation nor the Performance Graph contained in the Registrant's Notice of Annual Meeting and Proxy Statement dated March 18, 1999 shall be deemed incorporated by reference herein.

                              SAFE HARBOR STATEMENT

     With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties and actual results could differ materially from those discussed. Certain statements herein and in future filings by the Registrant with the Securities and Exchange Commission and in written and oral statements made by or with the approval of any authorized executive officer of the Registrant constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Registrant intends that such forward-looking statements be subject to the safe harbors created by such Acts. The words and phrases "looking ahead," "we are confident," "should be," "will be," "predicted," "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. These forward-looking statements reflect the Registrant's current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the Registrant's operations and business environment which may cause the actual results of the Registrant to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, interest rate fluctuations, competition for tenants and acquisitions from others, many of whom may have greater financial resources than the Registrant; changes in rental rates which may be charged by the Registrant in response to market rental rate changes or otherwise; Year 2000 readiness; changes in federal income tax laws and regulations; any changes in the Registrant's capacity to acquire additional apartment properties and any changes in the Registrant's financial condition or operating results due to the acquisition of apartment properties or adverse weather conditions in the geographic locations of the Registrant's apartment properties; and local economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the real estate investment trust industry, or the markets in which the Registrant's apartment properties are located. The Registrant undertakes no obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise.


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

     The Registrant currently owns and operates 39 multifamily properties (the "Properties") comprising 14,771 apartment units located in Maryland, Pennsylvania, Virginia, Delaware, North Carolina and Florida. Of the Properties, twenty-six (the "Original Properties") had been owned and managed as a single business since 1979 by the Registrant's predecessor, The TC Companies, which was comprised of twenty-six general partnerships (the "Original Property Partnerships") and The Town and Country Management Corporation ("Town and Country"). Each of the Original Property Partnerships was established to acquire a specific Original Property and was owned 50% by a limited partnership beneficially owned by Alfred Lerner and 50% by a limited partnership of which Harvey Schulweis is a general partner. The Original Properties had been managed since 1979 by Town and Country, a company exclusively engaged in the management of those Properties, under the direction of the Registrant's executive officers. In connection with the Registrant's initial public offering, Town and Country became a division of The TC Operating Limited Partnership ("Operating Partnership"). Concurrently with the closing of the Registrant's initial public offering, the Registrant acquired six multifamily properties, comprising 1,817 apartment units, for an aggregate consideration of $120.1 million. In fiscal 1994, the Registrant acquired three additional multifamily properties, comprising 896 apartment units, for an aggregate consideration of $52.759 million. In fiscal 1998, the Registrant acquired four additional multifamily properties, comprising 1,140 apartment units (the "1998 Acquisition Properties"), for an aggregate consideration of $68.2 million. Three of the 1998 Acquisition Properties were paid for with funds drawn on the Registrant's lines of credit. The remaining 1998 Acquisition Property was paid for in part with funds drawn on the Registrant's line of credit and in part by the assumption of the existing mortgage debt on such Property. Each of the Properties is owned by a separate general partnership which, collectively, are referred to herein as the "Property Partnerships".

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

INDEBTEDNESS

     In September, 1997, the Registrant, the Property Partnerships other than those which own the 1998 Acquisition Properties, the Registrant's wholly-owned subsidiaries, the Operating Partnership and The TC Property Company (a general partnership of which the Operating Partnership and a wholly-owned subsidiary of the Registrant are the sole partners) entered into a financing agreement with Washington Mortgage Financial Group, Ltd. (the "Lender"). Pursuant to this financing agreement, the Registrant is permitted to borrow up to $375 million, which amount may be increased, in certain circumstances, to up to $450 million. $300 million has been advanced and is outstanding under this financing agreement, which amount bears interest at a fixed rate of 6.91% and matures on April 1, 2008. The remaining $75 million is available as a revolving credit facility bearing interest at an imputed variable rate which is the aggregate of the market interest rate for certain Fannie Mae-backed obligations at the time of each such advance plus an agreed-upon spread. At December 31, 1998, $54.5 million in revolving credit advances were outstanding at a variable rate of interest of 5.51%. At March 10, 1999, such advances bore interest at the rate of 5.33%. The Registrant has purchased an interest rate protection contract which limits the maximum variable interest rate to 10.5%. Each revolving credit advance shall mature not less than three nor more than nine months from the date of such advance, and in no event later than April 1, 2008. At the Registrant's option, any outstanding portion of the $75 million revolving credit facility can be converted to a fixed-rate loan maturing on April 1, 2008. This financing agreement is secured, inter alia, by first- and second-priority mortgages on each of the Properties other than the 1998 Acquisition Properties and by guaranties executed by each of the Property Partnerships (other than the owners of the 1998 Acquisition Properties) in favor of the Lender. A portion of the funds provided under this financing agreement was used to refinance the Registrant's outstanding publicly-issued and bank mortgage indebtedness of $290 million, which had scheduled maturities of August, 1998.

     In September, 1998, the Registrant, the Operating Partnership, and The TC Property Company II (a general partnership of which the Operating Partnership and a wholly-owned subsidiary of the Registrant are the sole partners) obtained a $50 million revolving credit facility from The First National Bank of Maryland, which amount may be advanced for the purpose of acquiring or refinancing apartment properties. Such facility bears interest at a variable rate equal to 120 basis points over the LIBOR rate. At December 31, 1998, $24.054 million in revolving credit advances were outstanding at a variable rate of interest of 6.75%. On March 22, 1999, all outstanding advances under this credit facility were repaid. The initial term of this credit facility expires in September, 2001.

     On March 16, 1999, three of the Property Partnerships (each of which owns a 1998 Acquisition Property) entered into separate financing arrangements with Legg Mason Real Estate Services, Inc. as assignee to and servicer for The Federal Home Loan Mortgage Corporation. Pursuant to these arrangements, such Property Partnerships borrowed, in the aggregate, $33.175 million. Such borrowings were used to repay the advances outstanding under The First National Bank of Maryland credit facility described above and to repay to the Operating Partnership sums advance by it to fund the acquisition of the 1998 Acquisitions Properties. Each loan is secured by a first-priority mortgage on the 1998 Acquisition Property owned by the respective Property Partnership. Each of the three loans has a term of ten years and bears interest at a fixed rate of 6.81% per annum.

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

EMPLOYEES

     As of December 31, 1998 the Registrant had 434 employees.

ITEM 2. PROPERTIES.

     The Properties consist of 39 multifamily properties comprising 14,771 apartment units located in suburban Baltimore, Maryland, suburban Washington, D.C., southeastern Pennsylvania, Delaware, Charlotte, North Carolina and Orlando, Florida.

     Each of the Properties (other than the 1998 Acquisition Properties) is owned by a separate Property Partnership in which The TC Property Company owns a 99% general partnership interest and in which The Town and Country Holding Corporation, a wholly-owned subsidiary of the Registrant, owns a 1% general partnership interest. The TC Property Company is a special purpose general partnership owned 99% by the Operating Partnership and 1% by The Town and Country Holding Corporation. Each of the 1998 Acquisition Properties is owned by a separate Property Partnership in which The TC Property Company II owns a 99% general partnership interest and in which The Town and Country Holding Corporation II, a wholly-owned subsidiary of the Registrant, owns a 1% general partnership interest. The TC Property Company II is a special purpose general partnership owned 99% by the Operating Partnership and 1% by The Town and Country Holding Corporation II.

     The average occupancy rate for all Properties for fiscal 1998 and fiscal 1997 was 94.1% and 92.9%, respectively. Tenant leases are generally for one-year terms, with automatic two-month renewals after the completion of the first year, and often require security deposits. Approximately 96% of the apartments in the Properties are one-bedroom and two-bedroom apartments. The balance are three-bedroom apartments. The Properties typically consist of two- and three-story buildings in a landscaped setting, many with amenities such as swimming pools, tennis courts, playgrounds and community buildings. All apartments offer air conditioning. The majority of such buildings are of brick construction and all of the Original Properties are located in mature, fully-developed neighborhoods. In 1997, the Registrant commenced a two-year program that provides for approximately $25 million in capital improvements.
The capital improvements include paving, roofs, vinyl siding and the expansion of an ongoing program to make such revenue-enhancing improvements as the modernization of kitchens and bathrooms and the installation of washers, dryers and carpeting within certain apartment units.

The following table presents certain additional information concerning the
Properties:

                                                                     1998
                                SQUARE             NUMBER           AVERAGE
PROPERTY NAME                 FOOTAGE (1)         OF UNITS       OCCUPANCY (2)
-------------                 -----------         --------       -------------
SUBURBAN BALTIMORE, MARYLAND

T & C Bowleys Quarters           348,005            462             91.6%
Baltimore, Maryland

T & C Charlesmont                411,349            565             92.3%
Dundalk, Maryland

T & C Cockeysville               502,878            540             95.4%
Cockeysville, Maryland

T & C Foxhaven                   404,628            460             84.7%
Baltimore, Maryland

T & C Gardenwood                 427,760            492             93.7%
Baltimore, Maryland

T & C Hallfield                   63,276             75             97.3%
Perry Hall, Maryland

T & C Harford                    297,077            336             94.5%
Carney, Maryland

T & C Hollows                    291,091            336             95.6%
Glen Burnie, Maryland

T & C Ridgeview                  217,849            257             92.4%
Rossville, Maryland

T & C Rolling Road               324,401            384             95.7%
Baltimore, Maryland

T & C Rossville                  532,264            692             94.0%
Rossville, Maryland

T & C West/Greensview          1,199,359          1,350             95.6%
West Commercial
Elliott City, Maryland

T & C Woodhill                   281,860            334             94.4%
Glen Burnie, Maryland



                                                                     1998
                                SQUARE             NUMBER           AVERAGE
PROPERTY NAME                 FOOTAGE (1)         OF UNITS       OCCUPANCY (2)
-------------                 -----------         --------       -------------
T & C Woodmoor                   341,188            424              84.5%
Baltimore, Maryland

Versailles-North Charles         252,669            210              98.8%
Towson, Maryland

Stonegate                        282,072            260              96.6%
Elkton, Maryland


SUBURBAN WASHINGTON, D.C.

T & C Montgomery Knolls          198,330            210              95.1%
Gaithersburg, Maryland

T & C Tall Oaks                  368,224            352              89.2%
Laurel, Maryland

T & C Willow Lake                380,748            456              93.1%
Laurel, Maryland

Fox Run                          210,891            218              96.1%
Germantown, Maryland


SOUTHEASTERN PENNSYLVANIA

T & C Hidden Village             223,006            264              95.1%
Allentown, Pennsylvania

T & C Colonial Crest             275,379            329              94.4%
Emmaus, Pennsylvania

T & C Hanover                    186,366            215              93.1%
Hanover, Pennsylvania

T & C Colonial Park              507,224            626              94.0%
Harrisburg, Pennsylvania

T & C Union Deposit              378,374            468              87.9%
Harrisburg, Pennsylvania

T & C Lancaster                  343,350            413              95.7%
Lancaster, Pennsylvania

T & C Oakview                    228,294            272              94.9%
Lancaster, Pennsylvania

T & C York                       313,940            396              89.7%
York, Pennsylvania

                                                                     1998
                                SQUARE             NUMBER           AVERAGE
PROPERTY NAME                 FOOTAGE (1)         OF UNITS       OCCUPANCY (2)
-------------                 -----------         --------       -------------
Rolling Hills                    145,100            184              96.3%
York, Pennsylvania


VIRGINIA PROPERTIES

Barton's Crossing                436,876            532              96.3%
Alexandria, Virginia

University Heights               400,122            466              97.0%
Ashburn, Virginia

The Glen at Leesburg             123,950            134              98.9%
Leesburg, Virginia

The Village at                   220,748            283              96.3%
McNair Farms
Herndon, Virginia

Carlyle Station                  386,545            408              96.2%
Manassas, Virginia


DELAWARE PROPERTY

Christina Mill                   182,604            228              96.9%
Newark, Delaware


NORTH CAROLINA PROPERTIES

The Village of                   333,258            330              94.2%
Forest Ridge
Charlotte, North
Carolina (3)

The Fairington                   267,300            250              93.5%
Charlotte,
North Carolina (4)

FLORIDA PROPERTIES

Windermere Lakes                 223,332            276              93.1%
Orlando, Florida (5)

Twelve Oaks                      222,692            284              96.5%
Orlando, Florida (6)

         Total                12,734,379         14,771
                              ==========         ======

----------------------
(1) Represents total square footage of apartment units at each Property.

(2) Average occupancy is defined as gross potential rent less vacancy allowance divided by gross potential rent for the period, expressed as a percentage.

(3) 1998 Acquisition Property acquired on March 31, 1998.

(4) 1998 Acquisition Property acquired on October 15, 1998.

(5) 1998 Acquisition Property acquired on December 10, 1998.

(6) 1998 Acquisition Property acquired on December 10, 1998.


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

ITEM 3. LEGAL PROCEEDINGS

     There were no legal proceedings pending at December 31, 1998 or as of the date of this report to which the Registrant, the Operating Partnership or any of the Property Partnerships is a party or to which the Properties are subject that are likely to have a material adverse impact on the Registrant's operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The age (as of March 10, 1999), business experience during the past five years and offices presently held by Messrs. Lerner and Schulweis are set forth under the caption "Election of Trustees" in the Registrant's Proxy Statement dated March 18, 1999, previously filed with the Commission (Exhibit 99), which information is incorporated herein by reference. Such information in respect of each of the Registrant's Executive Officers who are not Trustees is reported below. The Registrant's Bylaws provide that officers shall hold office until their successors are elected and qualified.

     Michael H. Rosen: Age 55. Mr. Rosen has served as Executive Vice President of the Registrant since the Registrant's initial public offering. Prior to such time, he had served as Executive Vice President of Town and Country, responsible for all day-to-day operations, since 1979.

     Jennifer C. Munch: Age 51. Mrs. Munch has served as Vice President-- Treasurer of the Registrant since the Registrant's initial public offering. Prior to such time, she had served as Controller of Town and Country, responsible for all financial operations, since 1979, Vice President--Controller since 1983, and Senior Vice President--Controller since December 1991. Mrs. Munch is a Certified Public Accountant.

     Alan W. Lasker: Age 52. Mr. Lasker has served as Vice President-Finance of the Registrant since July 24, 1997 and as Senior Vice President of Schulweis Realty, Inc., real estate ownership and management, since 1991. Mr. Lasker is a Certified Public Accountant.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

     Information in response to this Item is set forth on the inside back cover page of the Registrant's 1998 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     Information in response to this item is set forth on page 28 of the Registrant's 1998 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information in response to this Item is set forth on pages 25 through 27 of the Registrant's 1998 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Registrant is exposed to market risk principally from interest rate risk associated with secured and unsecured notes payable. A large portion of the Registrant's market risk is exposure to short-term interest rates from variable rate borrowings outstanding under its various credit facilities, which totaled $78.554 million at December 31, 1998.

     At December 31, 1998, the Registrant had an interest rate protection agreement for the purpose of managing interest rate risk on borrowings totalling $54.5 million. This interest rate protection agreement limits the maximum variable rate of interest on such indebtedness to 10.5%. At December 31, 1998, the fair market value of the Registrant's interest rate protection agreement was $12,000.

     If market interest rates for the Registrant's variable-rate debt of $78.554 million at December 31, 1998, average 25 basis points higher in 1999 than such rates at December 31, 1998, the Registrant's interest expense on such debt, after considering the effects of its interest rate protection, would increase, and the Registrant's net income would decrease, by $196,500. If market interest rates for fixed-rate debt average 25 basis points more or less in 1999 than such rates in 1998, the fair market value of the Registrant's fixed-rate debt would change by $5.843 million and $5.721 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on the Registrant's borrowing cost. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment or any efforts by the Registrant's management to mitigate the Registrant's exposure to such changes. Further, this sensitivity analysis assumes no changes in the Registrant's financial structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) FINANCIAL STATEMENTS

     The financial statements, together with the report thereon of Ernst & Young LLP dated January 29, 1999, appearing on page 24 of the Registrant's 1998 Annual Report to Shareholders (Exhibit 13), are incorporated herein by reference.

(b) SUPPLEMENTARY DATA

     Information in response to this Item is set forth in the financial statement schedules set forth on pages F-1 through F-3 of this Form 10-K.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Registrant's Trustees is set forth under the captions "Election of Trustees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's Proxy Statement dated March 18, 1999, previously filed with the Commission (Exhibit 99), which information is incorporated herein by reference. The information required by this

Item in respect of the Registrant's Executive Officers who are not Trustees is set forth in Item 4 on pages 10 and 11 of this Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information in response to this Item is set forth under the caption "Compensation of Executive Officers" in the Registrant's Proxy Statement dated March 18, 1999, previously filed with the Commission (Exhibit 99), which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information in response to this Item is set forth under the caption "Ownership of Common Shares of Beneficial Interest" in the Registrant's Proxy Statement dated March 18, 1999, previously filed with the Commission
(Exhibit 99), which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information in response to this Item is set forth under the caption "Election of Trustees--Certain Related Transactions; Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement dated March 18, 1999, previously filed with the Commission (Exhibit 99), which information is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) The following documents are filed as part of this report:

                                                                        PAGE
                                                                        ----

    (1) FINANCIAL STATEMENTS:

        Report of Independent Auditors                                   24*

        Consolidated Balance Sheets of
        the Registrant at December 31, 1998                              14*
        and at December 31, 1997

        Consolidated Statements of
        Operations of the Registrant for
        the years ended December 31, 1998,
        December 31, 1997 and December 31,                               15*
        1996

        Consolidated Statements of
        Shareholders' Equity of the
        Registrant for the years ended
        December 31, 1998, December 31,
        1997 and December 31, 1996                                       16*

        Consolidated Statements of Cash
        Flows of the Registrant for the
        years ended December 31, 1998,
        December 31, 1997 and
        December 31, 1996                                                17*

        Notes to Consolidated
        Financial Statements of the
        Registrant                                                       18*


     *Incorporated by reference from the indicated page of the Registrant's 1998 Annual Report to Shareholders. With the exception of this information and the information incorporated in Items 5, 6, 7 and 8, the 1998 Annual Report to Shareholders is not deemed filed as part of this report.

    (2) FINANCIAL STATEMENT SCHEDULES:

        Schedule III--Real Estate and
        Accumulated Depreciation                                         F-1

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    (3) EXHIBITS


EXHIBIT
NUMBER
-------

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

 10.3*  Registrant's 1997 Long Term Incentive Plan (incorporated by reference to
        Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

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

 10.8 Financing Agreement dated September 25, 1998, by and among the Registrant, The TC Operating Limited Partnership, The TC Property Company II and The First National Bank of Maryland (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

 10.9* Adoption Agreement for Benefit Designers of Maryland, Inc. Non-Standardized 401(k) Profit Sharing Plan and Trust of The Town and Country Management Company.

 13     The Registrant's 1998 Annual Report to Shareholders

 21     Subsidiaries of the Registrant

 23     Consent of Independent Auditors

 24     Powers of Attorney

 27     Financial Data Schedule(1)

 99 The Registrant's Notice of Annual Meeting and Proxy Statement dated March 18, 1999

*Compensation plan or arrangement required to be filed as an exhibit hereto.

(b) Reports on Form 8-K

     No reports on Form 8-K have been filed during the last quarter of the Registrant's fiscal year ended December 31, 1997.









-------------------
     (1) Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE TOWN AND COUNTRY TRUST

                                       By: /s/ Harvey Schulweis
                                           --------------------
                                           Harvey Schulweis,
                                           President



Dated: March 31, 1999
       --------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                            TITLE                       DATE
---------                            -----                       ----

/s/ Harvey Schulweis        Principal Executive                March 31, 1999
--------------------        Officer, Principal                 --------------
Harvey Schulweis            Financial Officer and
                            Trustee


/s/ Jennifer C. Munch       Principal Accounting               March 31, 1999
---------------------       Officer                            --------------
Jennifer C. Munch


Alfred Lerner*              Trustee
James H. Berick*            Trustee
H. Grant Hathaway*          Trustee
Milton A. Wolf*             Trustee



*By: /s/ Harvey Schulweis                                      March 31, 1999
     --------------------                                      --------------
     Harvey Schulweis,
     Attorney-in-Fact

----------------
*Powers of attorney authorizing Harvey Schulweis to sign this annual report on Form 10-K on behalf of certain Trustees of the Registrant are being filed with the Securities and Exchange Commission herewith (Exhibit 24).

             Schedule III--Real Estate and Accumulated Depreciation
                           The Town and Country Trust
                                December 31, 1998

                                                                              SUBSEQUENT TO          GROSS AMOUNT AT WHICH
                                                             INITAL COST(c)  ACQUISITION (d)      CARRIED AT CLOSE OF PERIOD
                                                     ------------------------------------------------------------------------------
                                      NON-RECOURSE              BUILDINGS,     BUILDINGS,                  BUILDINGS,
                PROPERTY                MORTGAGE                EQUIPMENT &    EQUIPMENT &                 EQUIPMENT &        TOTAL
             DESCRIPTION (a)            DEBT (b)      LAND     IMPROVEMENTS   IMPROVEMENTS      LAND      IMPROVEMENTS         (e)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            (in thousands)
MARYLAND
   Foxhaven                               $8,397      $1,849      $11,929      $1,749          $1,849        $13,678        $15,527
   Gardenwood                             11,080           0       17,182       2,076               0         19,258         19,258
   West/Greensview/
               West Commercial            32,688       8,824       37,783       5,102           8,824         42,885         51,709
   Montgomery Knolls                       5,058       1,505        6,889         912           1,505          7,801          9,306
   Hollows                                 7,230       1,424       10,401       1,351           1,424         11,752         13,176
   Rolling Road                            8,491           0       13,376       2,158               0         15,534         15,534
   South                                   6,602       1,317       10,097       1,525           1,317         11,622         12,939
   Woodmoor                                7,081       1,690       11,110       1,859           1,690         12,969         14,659
   Hallfield                               1,535         320        2,240         166             320          2,406          2,726
   Ridgeview                               5,382       1,138        7,513         922           1,138          8,435          9,573
   Charlesmont                            10,292       2,049       13,972       2,358           2,049         16,330         18,379
   East                                    8,692       1,795       10,549       2,194           1,795         12,743         14,538
   Harford                                 7,398       1,474       10,511         921           1,474         11,432         12,906
   Laurel                                  8,718       1,397        9,845       1,302           1,397         11,147         12,544
   Montpelier                             10,233       1,781       14,088       4,958           1,781         19,046         20,827
   North                                  12,429       2,749       18,151       3,602           2,749         21,753         24,502
   Northeast                              14,456       3,136       19,944       2,518           3,136         22,462         25,598
   Versailles                              7,010       1,599       10,921       2,256           1,599         13,177         14,776
   Fox Run                                   500       2,498       11,412         333           2,498         11,745         14,243
   Stonegate                              10,993       2,887       13,261         287           2,887         13,548         16,435

PENNSYLVANIA
   Allentown                               5,416       1,229        7,447         738           1,229          8,185          9,414
   Harrisburg East                         7,748       2,181       12,531       1,382           2,181         13,913         16,094
   Emmaus                                  8,077       1,394        9,577       1,594           1,394         11,171         12,565
   Hanover                                 3,837         590        4,946         938             590          5,884          6,474
   Harrisburg West                        12,349       3,033       16,905       2,525           3,033         19,430         22,463
   Lancaster East                          5,432         812        8,249       1,387             812          9,636         10,448
   Lancaster West                          8,322       1,285       12,794       2,015           1,285         14,809         16,094
   York                                    8,047       1,951       10,622       1,098           1,951         11,720         13,671
   Rolling Hills                           4,750       1,282        5,842         371           1,282          6,213          7,495

VIRGINIA
   Barton's Crossing                      25,250       7,320       33,845       1,619           7,320         35,464         42,784
   The Glen                                  500       1,157        5,269         209           1,157          5,478          6,635
   McNair Farms                              500       3,564       16,237         634           3,564         16,871         20,435
   University Heights                        500       5,789       26,371         376           5,789         26,747         32,536
   Carlyle Station                        15,101       4,259       19,610         672           4,259         20,282         24,541

DELAWARE
   Christina Mill                          8,906       2,288       10,454         195           2,288         10,649         12,937

NORTH CAROLINA
   Forest Ridge                           12,192       3,370       15,705         172           3,370         15,877         19,247
   Fairington                             11,862       3,306       15,061          23           3,306         15,084         18,390

FLORIDA
   Windermere                                  -       2,806       12,783           1           2,806         12,784         15,590
   Twelve Oaks                             6,745       3,098       13,706           3           3,098         13,709         16,807


MISCELLANEOUS INVESTMENTS                 55,500           0          814       1,501               0          2,315          2,315
                                      ---------------------------------------------------------------------------------------------
     Total                              $385,299     $90,146     $519,942     $56,002         $90,146       $575,944       $666,090
                                      =============================================================================================



                                                    ACCUMULATED
                PROPERTY                           DEPRECIATION      DATE            USEFUL
             DESCRIPTION (a)                            (f)        ACQUIRED           LIFE
------------------------------------------------------------------------------------------------------
MARYLAND
   Foxhaven                                            $8,351       1993 (i)            (h)
   Gardenwood                                          11,315       1993 (i)            (h)
   West/Greensview/
               West Commercial                         24,243       1993 (i)            (h)
   Montgomery Knolls                                    4,262       1993 (i)            (h)
   Hollows                                              6,924       1993 (i)            (h)
   Rolling Road                                         8,810       1993 (i)            (h)
   South                                                6,933       1993 (i)            (h)
   Woodmoor                                             7,769       1993 (i)            (h)
   Hallfield                                            1,571       1993 (i)            (h)
   Ridgeview                                            5,090       1993 (i)            (h)
   Charlesmont                                          9,228       1993 (i)            (h)
   East                                                 6,650       1993 (i)            (h)
   Harford                                              7,398       1993 (i)            (h)
   Laurel                                               6,183       1993 (i)            (h)
   Montpelier                                           9,046       1993 (i)            (h)
   North                                               12,069       1993 (i)            (h)
   Northeast                                           13,166       1993 (i)            (h)
   Versailles                                           7,108       1993 (i)            (h)
   Fox Run                                              3,016       1993                (h)
   Stonegate                                            2,174       1994                (h)

PENNSYLVANIA
   Allentown                                            5,024       1993 (i)            (h)
   Harrisburg East                                      8,614       1993 (i)            (h)
   Emmaus                                               5,914       1993 (i)            (h)
   Hanover                                              3,594       1993 (i)            (h)
   Harrisburg West                                     11,865       1993 (i)            (h)
   Lancaster East                                       5,340       1993 (i)            (h)
   Lancaster West                                       8,196       1993 (i)            (h)
   York                                                 7,424       1993 (i)            (h)
   Rolling Hills                                        1,657       1993                (h)

VIRGINIA
   Barton's Crossing                                    9,427       1993               (h)
   The Glen                                             1,489       1993               (h)
   McNair Farms                                         4,536       1993               (h)
   University Heights                                   7,279       1993               (h)
   Carlyle Station                                      3,128       1994               (h)

DELAWARE
   Christina Mill                                       1,678       1994               (h)

NORTH CAROLINA
   Forest Ridge                                           355       1998               (h)
   Fairington                                             168       1998               (h)

FLORIDA
   Windermere                                             100       1998               (h)
   Twelve Oaks                                            104       1998               (h)


MISCELLANEOUS INVESTMENTS                               1,213       1993               (h)
                                     -------------------------
     Total                                           $248,411
                                     =========================



                                      F-1

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

(d) The aggregate cost of land, buildings and equipment on a Federal Income Tax basis is $540,289,215 at December 31, 1998.


(e)  Reconciliation of Real Estate Properties
     ---------------------------------------------
            Balance at January 1, 1994                                         $    491,489
            Acquisitions of new partnerships                                         53,259
            Other additions, net of dispositions during 1994                          6,595
                                                                          ------------------
            Balance at December 31, 1994                                            551,343
            Other additions, net of dispositions during 1995                          6,757
                                                                          ------------------
            Balance at December 31, 1995                                            558,100
            Other additions, net of dispositions during 1996                          6,343
                                                                          ------------------
            Balance at December 31, 1996                                            564,443
            Other additions net of dispositions                                       9,509
                                                                          ------------------
            Balance at December 31, 1997                                            573,952
            Acquisitions of new partnerships                                         69,835
            Other additions net of dispositions                                      22,303
                                                                          ==================
            Balance at December 31, 1998                                       $    666,090
                                                                          ==================

 (f)  Reconciliation of Accumulated Depreciation
      ---------------------------------------------
            Balance at January 1, 1994                                         $    127,124
            1994 depreciation expense, net of retirements                            23,380
                                                                          ------------------
            Balance at December 31, 1994                                            150,504
            1995 depreciation expense, net of retirements                            24,047
                                                                          ------------------
            Balance at December 31, 1995                                            174,551
            1996 depreciation expense, net of retirements                            24,138
                                                                          ------------------
            Balance at December 31, 1996                                            198,689
            1997 depreciation expense, net of retirements                            24,257
                                                                          ------------------
            Balance at December 31, 1997                                            222,946
            1998 depreciation expense, net of retirements                            25,465
                                                                          ==================
            Balance at December 31, 1998                                      $     248,411
                                                                          ==================


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


                                      F-3
