Form 10-Q
period 1999-03-31
TOWN & COUNTRY TRUST
filed 1999-05-14
CIK 906110

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended March 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Transition Period From________ to ________

Commission file number            1-12056
                        ----------------------------------

                           THE TOWN AND COUNTRY TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MARYLAND                                              52-6613091
------------------------------                               -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

             SUITE 1700
      100 SOUTH CHARLES STREET
         BALTIMORE, MARYLAND                                        21201
----------------------------------------                          ----------
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

     COMMON SHARES OF BENEFICIAL INTEREST, $.01 PAR VALUE - 15,767,181 OUTSTANDING AS OF APRIL 30, 1999

                           The Town and Country Trust
                                    Form 10-Q

                                      INDEX
                                      -----



                                                                                                                            Page
                                                                                                                            ----
Part I: Financial Information
-----------------------------

Item 1.   Financial Statements (Unaudited)

     Consolidated balance sheets of The Town and Country Trust as of March 31, 1999
     and as of December 31, 1998.                                                                                            1

     Consolidated statements of operations of The Town and Country Trust for the three-month
     periods ended March 31, 1999 and 1998.                                                                                  2

     Consolidated statements of cash flows of The Town and Country Trust for the three-month periods ended March 31,
     1999 and 1998.                                                                                                          3

     Notes to consolidated financial statements.                                                                             4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                                                      5

Part II: Other Information
--------------------------

Item 1.   Legal Proceedings                                                                                                  8
Item 2.   Changes in Securities                                                                                              8
Item 3.   Defaults Upon Senior Securities                                                                                    8
Item 4.   Submission of Matters to a Vote of Security Holders                                                                8
Item 5.   Other Information                                                                                                  8
Item 6.   Exhibits or Reports on Form 8-K                                                                                    8

Signature                                                                                                                    9

Part I:  Financial Information
------------------------------
                           The Town and Country Trust

                           Consolidated Balance Sheets


                                                                                       (Unaudited)
                                                                               -----------------------------------------------------
                                                                                        MARCH 31,                DECEMBER 31,
                                                                                          1999                       1998
                                                                               -----------------------------------------------------
 ASSETS                                                                                           (in thousands)
 Real estate assets:
    Land                                                                           $         94,702         $       90,146
    Buildings and improvements                                                              596,230                571,680
    Other                                                                                     4,368                  4,264
                                                                               -----------------------------------------------------
                                                                                            695,300                666,090
 Less accumulated depreciation                                                             (255,247)              (248,411)
                                                                               -----------------------------------------------------
                                                                                            440,053                417,679

 Cash and cash equivalents                                                                    1,586                  3,784
 Restricted cash                                                                              1,560                  1,455
 Receivables                                                                                  1,861                  1,871
 Prepaid expenses and other assets                                                            3,833                  4,162
 Deferred financing costs, net of allowance for amortization
   (1999-$590, 1998-$488)                                                                     3,952                  3,433
                                                                               -----------------------------------------------------
 Total assets                                                                      $        452,845         $      432,384
                                                                               =====================================================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Mortgages payable                                                                 $        410,651         $      385,299
 Accrued interest                                                                             1,795                  1,847
 Accounts payable and other liabilities                                                       7,162                  6,539
 Security deposits                                                                            2,288                  2,097
 Minority interest                                                                            4,220                  4,994
                                                                               -----------------------------------------------------
 Total liabilities                                                                          426,116                400,776

 Shareholders' equity:
    Common shares of beneficial interest ($.01 par value),
     500,000,000 shares authorized                                                              158                    158
    Additional paid-in capital                                                              319,141                319,141
    Accumulated deficit                                                                    (290,390)              (285,415)
    Unearned compensation - restricted stock                                                 (2,180)                (2,276)
                                                                               -----------------------------------------------------
                                                                                             26,729                 31,608
                                                                               -----------------------------------------------------
 Total liabilities and shareholders' equity                                        $        452,845         $      432,384
                                                                               =====================================================



See accompanying notes to financial statements.

                           The Town and Country Trust

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                                                     THREE MONTHS ENDED MARCH 31
                                                                                     1999                    1998
                                                                           -------------------------------------------------
                                                                                (in thousands, except per share data)
 Revenues:
    Revenue  from rental operations                                                 $    26,702             $     23,145
    Other                                                                                   120                      104
                                                                           -------------------------------------------------
                                                                                         26,822                   23,249

 Expenses:
    Utilities                                                                             1,882                    1,710
    Other property operations                                                             4,094                    3,519
    Real estate taxes                                                                     1,962                    1,741
    Depreciation                                                                          6,863                    6,182
    Marketing and advertising                                                             1,041                      882
    Repairs and maintenance                                                               1,897                    1,629
    General and administrative                                                              773                      716
                                                                           -------------------------------------------------
                                                                                         18,512                   16,379

 Interest expense                                                                         6,481                    5,232
 Interest expense related to the
    amortization of deferred financing costs                                                102                       91
                                                                           -------------------------------------------------
                                                                                         25,095                   21,702
                                                                           -------------------------------------------------
 Income before minority interest                                                          1,727                    1,547
 Income allocated to minority interest                                                      237                      212
                                                                           -------------------------------------------------
 Net income                                                                         $     1,490             $      1,335
                                                                           =================================================

 Weighted average common shares outstanding - basic                                      15,525                   15,522
 Dilutive effect of outstanding options and restricted shares                               123                      176
                                                                           -------------------------------------------------
 Weighted average common shares outstanding - diluted                                    15,648                   15,698
                                                                           =================================================
 Per common share - basic and diluted:
 Net income                                                                         $       .10             $        .09
                                                                           =================================================

 Dividends declared and paid per share outstanding                                  $       .41             $        .40
                                                                           =================================================

See accompanying notes to financial statements.

                           The Town and Country Trust

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                          THREE MONTHS ENDED MARCH 31
                                                                                            1999                1998
                                                                                    ----------------------------------------
                                                                                                (in thousands)
OPERATING ACTIVITIES
Income before minority interest                                                       $          1,727     $       1,547
Adjustments to reconcile income before minority interest to net cash provided by operating activities:
     Depreciation                                                                                6,863             6,182
     Interest expense related to the amortization of deferred financing costs                      102                91
     Amortization of unearned compensation                                                          96                96
     Changes in operating assets and liabilities:
       Increase in restricted cash                                                                (105)              (50)
       Decrease in receivables, prepaid expenses and other assets                                  339             1,060
       Increase in accounts payable, other liabilities, accrued interest and
         security deposits                                                                         762             1,654
                                                                                    ----------------------------------------
Net cash provided by operating activities                                                        9,784            10,580

INVESTING ACTIVITIES
Property acquisitions                                                                          (25,306)          (18,654)
Additions of real estate assets, net of disposals                                               (1,163)           (1,073)
Additions pursuant to value-added capital improvements program                                  (2,768)           (4,536)
                                                                                    ----------------------------------------
Net cash used in investing activities                                                          (29,237)          (24,263)

FINANCING ACTIVITIES
Borrowings on mortgages payable                                                                 49,425            22,350
Payments on mortgages payable                                                                  (24,073)                -
Proceeds from exercise of share options                                                              -                50
Increase in deferred financing costs                                                              (621)               (5)
Dividends and distributions                                                                     (7,476)           (7,292)
                                                                                    ----------------------------------------
Net cash provided by financing activities                                                       17,255            15,103
                                                                                    ----------------------------------------
(Decrease) increase in cash and cash equivalents                                                (2,198)            1,420
Cash and cash equivalents at beginning of period                                                 3,784             4,259
                                                                                    ----------------------------------------
Cash and cash equivalents at end of period                                            $          1,586     $       5,679
                                                                                    ========================================
Cash interest paid                                                                    $          6,946     $       5,556
                                                                                    ========================================


See accompanying notes to financial statements.

                           The Town and Country Trust

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of recurring normal accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

2.  REAL ESTATE ACQUISITIONS

During the year ended December 31, 1998, the Company purchased the following apartment communities:

                                                                  Date of                  Number of          Contract
               Property                Location                 Acquisition                  Units             Amount
               --------                --------                 -----------                  -----             ------
  The Villages of Forest Ridge         Charlotte, NC          March 31, 1998                   330           $18,500,000
  The Fairington                       Charlotte, NC          October 15, 1998                 250           $18,000,000
  Windermere Lakes                     Orlando, FL            December 10, 1998                276           $15,200,000
  Twelve Oaks                          Orlando, FL            December 10, 1998                284           $16,500,000

These acquisitions were funded through the use of the Company's revolving loan facilities, and in one case, the assumption of existing mortgage debt. Results of operations for the property partnerships listed above are included in the Company's statements of operations for the period from the date of acquisition through March 31, 1999.

On March 31, 1999, the Company purchased Colonial Grand at Kirkman, a 370-unit garden apartment community located in Orlando, Florida, for approximately $25,000,000 with funds from its credit facility. Due to the fact that this community was purchased on the last day of the fiscal quarter, only one day of operations has been included in the Company's statement of operations for the three months ended March 31, 1999.

3.  SUBSEQUENT EVENT

On April 29, 1999, the Company announced that its Board of Trustees had declared a dividend for the quarter ended March 31, 1999 of $.41 per share, aggregating $6,464,544. Concurrent with the payment of the dividend, a $1,011,279 limited partnership distribution will be made to the minority interest holders. The dividend and distribution will be paid on June 10, 1999 to holders of record on May 14, 1999.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

The following discussion is based primarily on the consolidated financial statements of The Town and Country Trust (the "Company") as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

Results of Operations - Three Months Ended March 31, 1999 and 1998
------------------------------------------------------------------

Income before minority interest for the three months ended March 31, 1999 was $1,727,000, compared to $1,547,000 for the same period in 1998. Funds from operations increased to $8,537,000 for the three months ended March 31, 1999 from $7,677,000 for the three months ended March 31, 1998. Revenues were $26,822,000 for the three months ended March 31, 1999 compared to $23,249,000 for the same period in 1998, an increase of $3,573,000 or 15.4%. On a same-property basis, revenue increased by $1,248,000 or 5.4% due to increases in rental rates and improvements in occupancy. Properties acquired during 1998 and the first quarter of 1999 contributed $2,332,000 in revenue during the quarter. Occupancy was 94.2% for the first quarter of 1999 for all properties and 94.3% on a same-store basis compared to 92.3% for the first quarter of 1998.

Total expenses excluding depreciation and interest were $11,649,000 for the three months ended March 31, 1999 compared to $10,197,000 for the same period in 1998, an increase of $1,452,000. Of this increase, $921,000 is due to the newly-acquired properties. Same-store operating expenses, excluding general and administrative expenses and depreciation, increased by $474,000 or 5.0% over the first quarter of 1998.

Interest expense increased by $1,249,000 over that expense in the first quarter of 1998 due to increases in the amount of borrowings that resulted from the expanded financing facility and borrowings under the line of credit related to property acquisitions.

Liquidity and Capital Resources
-------------------------------

Operating activities provided unrestricted cash for the three months ended March 31, 1999 of $9,784,000 of which $7,476,000 was paid out in dividends and distributions.

In 1997, the Company commenced a two-year program that provides for approximately $25,000,000 in capital improvements to certain properties. The improvements include paving, roofs, vinyl siding and the expansion of an on-going program to make such revenue-enhancing improvements as the modernization of kitchens and bathrooms and the installation of washers, dryers and carpeting within certain apartment units. $22,957,000 in costs have been incurred related to this new program through March 31, 1999.

In September 1997, the Company entered into an agreement that provides a $375,000,000 collateralized financing facility. The initial borrowing under the facility of $300,000,000 matures in 2008 and bears a fixed interest rate of 6.91%. The remaining $75,000,000 is available as a 10 1/2 year, variable-rate revolving credit facility which can be converted to a fixed-rate term loan maturing in 2008 at the Company's option. The Company intends to use these funds for property acquisitions and to expand the ongoing extensive capital improvement program for certain of the Company's existing properties. Total borrowings under the collateralized financing facilities as of March 31, 1999 were $354,500,000.

The Company has a $50,000,000 revolving line of credit with a bank to be used for acquisitions. Borrowing under this facility will bear interest at 120 basis points over LIBOR. Individual draws under the facility mature in eighteen months, and the initial term of the facility expires in September, 2001. As of March 31, 1999, $16,250,000 was outstanding under this facility.

The Company has obtained permanent financing for three of the properties that were acquired in 1998. The proceeds of the financing were used to repay borrowings under the Company's lines of credit.

The following table sets forth certain information regarding the Company's outstanding indebtedness as of March 31, 1999 (in thousands):

                                                                                                             March 31, 1999
                                                                      Amount         % of Debt               Interest Rate
                                                                      ------         ---------               -------------
  Fixed Rate Debt:             Collateralized facility                $300,000         73.1%                             6.91%
                               Conventional mortgages                   39,901          9.7%                     6.81% - 7.45%
                                                               -----------------------------------------
                                                                       339,901         82.8%
                                                               -----------------------------------------
  Floating Rate Debt:          Revolving credit facility                54,500         13.2%                             5.32%
                               Line of Credit                           16,250          4.0%                             6.14%
                                                               -----------------------------------------
                                                                        70,750         17.2%
                                                               -----------------------------------------
  Total Mortgage Debt:                                                $410,651        100.0%                             6.67%
                                                               =========================================

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

Safe Harbor Statement
---------------------

With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties and actual results could differ materially from those discussed. Certain statements herein and in future filings by the Company with the Securities and Exchange Commission and in written and oral statements made by or with the approval of any authorized executive officer of the Trust constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Trust intends that such forward-looking statements be subject to the safe harbors created by such Acts. The words and phrases "looking ahead," "we are confident," "should be," "will be," "predicted," "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. These forward-looking statements reflect the Trust's current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the Trust's operations and business environment which may cause the actual results of the Trust to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, competition for tenants and acquisitions from others, many of whom may have greater financial resources than the Trust; changes in rental rates which may be charged by the Trust in response to market rental rate changes or otherwise; Year 2000 readiness; changes in federal income tax laws and regulations; any changes in the Trust's capacity to acquire additional apartment properties and any changes in the Trust's financial condition or operating results due to an acquisition of additional apartment properties; unanticipated increases in operating expenses due to factors such as casualties to the Trust's apartment properties or adverse weather conditions in the geographic locations of the Trust's apartment properties; interest rate fluctuations; and local economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the real estate investment trust industry, or the markets in which the Trust's apartment properties are located. The Trust undertakes no obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Part II:  Other Information
---------------------------

     Items 1 through 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

Item 4.   -  Submission of Matters to a Vote of Security Holders
----------------------------------------------------------------

(a)  The Registrant's annual meeting of shareholders was held on April 29, 1999.

(b) The following Trustees were elected at such annual meeting, each for a one-year term expiring in 2000:

                           Alfred Lerner
                           Harvey Schulweis
                           James H. Berick
                           H. Grant Hathaway
                           Milton A. Wolf

(c)  The following matters were voted on at the annual meeting of shareholders:

          (1)     Election of Trustees:

                                                                                                           Broker
                  Trustee Name                       Votes For                  Abstentions               Non-Votes
                  -------------------------------------------------------------------------------------------------

                  Alfred Lerner                      14,183,543                 274,064                      0
                  Harvey Schulweis                   14,181,313                 276,294                      0
                  James H. Berick                    14,180,753                 276,854                      0
                  H. Grant Hathaway                  14,180,588                 277,019                      0
                  Milton A. Wolf                     14,178,628                 278,979                      0

Item 6.  -  Exhibits and Reports on Form 8-K
--------------------------------------------

(a) Exhibit
    Number            Exhibit
    -------------------------
      27              Financial Data Schedule(1)

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



          Date:  May 13, 1999                     /s/ Jennifer C. Munch
                 ----------------------           ------------------------------
                                                  Jennifer C. Munch
                                                  Vice President - Treasurer
                                                  (Principal Accounting Officer)