Form 10-Q
period 1999-06-30
TOWN & COUNTRY TRUST
filed 1999-08-13
CIK 906110

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended June 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Transition Period
         From______________ to ______________

Commission file number            1-12056
                       ---------------------------------

                           THE TOWN AND COUNTRY TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MARYLAND                                       52-6613091
-------------------------------                  ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

             SUITE 1700
      100 SOUTH CHARLES STREET
         BALTIMORE, MARYLAND                                 21201
-----------------------------------------         -----------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes  X     No
                                                ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

COMMON SHARES OF BENEFICIAL INTEREST, $.01 PAR VALUE - 15,780,347 OUTSTANDING AS OF JULY 31, 1999

                           The Town and Country Trust
                                    Form 10-Q

                                      INDEX
                                      -----

Part I: Financial Information
-----------------------------
                                                                                                                           Page
                                                                                                                           ----
Item 1.   Financial Statements (Unaudited)

     Consolidated balance sheets of The Town and Country Trust as of June 30, 1999
     and as of December 31, 1998.                                                                                            1

     Consolidated statements of operations of The Town and Country Trust for the three-month and six-month periods
     ended June 30, 1999 and 1998.                                                                                           2

     Consolidated statements of cash flows of The Town and Country Trust for the six-month periods ended June 30, 1999
     and 1998.                                                                                                               3

     Notes to consolidated financial statements.                                                                             4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                                                      5

Part II: Other Information
--------------------------
Item 1.   Legal Proceedings                                                                                                  9
Item 2.   Changes in Securities                                                                                              9
Item 3.   Defaults Upon Senior Securities                                                                                    9
Item 4.   Submission of Matters to a Vote of Security Holders                                                                9
Item 5.   Other Information                                                                                                  9
Item 6.   Exhibits or Reports on Form 8-K                                                                                    9

Signature                                                                                                                   10


                                      (i)

Part I:  Financial Information
-------  ---------------------

                           The Town and Country Trust

                           Consolidated Balance Sheets

                                                             (Unaudited)
                                                             -----------------------
                                                               JUNE 30,  DECEMBER 31,
                                                                 1999        1998
                                                             -----------------------
ASSETS                                                             (in thousands)
Real estate assets:
   Land                                                       $  94,711    $  90,146
   Buildings and improvements                                   600,245      571,680
   Other                                                          4,562        4,264
                                                              ----------------------
                                                                699,518      666,090
Less accumulated depreciation                                  (262,226)    (248,411)
                                                              ----------------------
                                                                437,292      417,679
Cash and cash equivalents                                         4,358        3,784
Restricted cash                                                   1,635        1,455
Receivables                                                       1,525        1,871
Prepaid expenses and other assets                                 2,806        4,162
Deferred financing costs, net of allowance for amortization
  (1999-$721, 1998-$488)                                          3,886        3,433
                                                              ----------------------
Total assets                                                  $ 451,502    $ 432,384
                                                              ======================
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages payable                                             $ 414,722    $ 385,299
Accrued interest                                                  2,065        1,847
Accounts payable and other liabilities                            6,936        6,539
Security deposits                                                 2,371        2,097
Minority interest                                                 3,452        4,994
                                                              ----------------------
Total liabilities                                               429,546      400,776
Shareholders' equity:
   Common shares of beneficial interest ($.01 par value),
    500,000,000 shares authorized                                   158          158
   Additional paid-in capital                                   319,205      319,141
   Accumulated deficit                                         (295,323)    (285,415)
   Unearned compensation - restricted stock                      (2,084)      (2,276)
                                                              ----------------------
                                                                 21,956       31,608
                                                              ----------------------
Total liabilities and shareholders' equity                    $ 451,502    $ 432,384
                                                              ======================

See accompanying notes to financial statements.

                           The Town and Country Trust

                      Consolidated Statements of Operations

                                   (Unaudited)

                                             THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                            1999                1998                       1999                 1998
                                  --------------------------------------------------------------------------------------------------
                                                                (in thousands, except per share data)
Revenues:
   Revenue from rental                    $   28,020          $    24,487                $    54,722          $    47,632
   operations
   Other                                          81                  138                        201                  242
                                  -------------------------------------------     -------------------------------------------
                                              28,101               24,625                     54,923               47,874
Expenses:
   Utilities                                   1,634                1,457                      3,516                3,167
   Other property operations                   4,531                4,032                      8,625                7,551
   Real estate taxes                           2,087                1,826                      4,049                3,567
   Depreciation                                7,065                6,330                     13,928               12,512
   Marketing and advertising                   1,039                1,000                      2,080                1,882
   Repairs and maintenance                     2,137                1,819                      4,034                3,448
   General and administrative                    826                  867                      1,599                1,583
                                  -------------------------------------------     -------------------------------------------
                                              19,319               17,331                     37,831               33,710
Interest expense                               6,875                5,565                     13,356               10,797
Interest expense related to
   the amortization of deferred
   financing costs                               131                   90                        233                  181
                                  -------------------------------------------     -------------------------------------------
                                              26,325               22,986                     51,420               44,688
                                  -------------------------------------------     -------------------------------------------
Income before minority interest                1,776                1,639                      3,503                3,186
Income allocated to minority
   interest                                      243                  225                        480                  437
                                  -------------------------------------------     -------------------------------------------
Net income                                $    1,533          $     1,414                $     3,023          $     2,749
                                  ===========================================     ===========================================
Weighted average common shares
    outstanding - basic                       15,527               15,523                     15,526               15,523
Dilutive effect of outstanding
  options and
  restricted shares                              243                  170                        243                  176
                                  -------------------------------------------     -------------------------------------------
Weighted average common shares
    outstanding - diluted                     15,770               15,693                     15,769               15,699
                                  ===========================================     ===========================================
Per common share - basic and diluted:
Net income                                 $     .10          $       .09                $       .19          $       .18
                                  ===========================================     ===========================================
Dividends declared and paid
   per share outstanding                   $     .41          $       .40                $       .82          $       .80
                                  ===========================================     ===========================================


See accompanying notes to financial  statements.

                           The Town and Country Trust

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                               1999                 1998
                                                                                           -------------------------------
OPERATING ACTIVITIES                                                                            (in thousands)
Income before minority interest                                                              $  3,503             $  3,186
Adjustments to reconcile income before minority interest to net cash provided by operating activities:
     Depreciation                                                                              13,928               12,512
     Interest expense related to the amortization of deferred financing costs                     233                  181
     Amortization of unearned compensation                                                        192                  192
     Changes in operating assets and liabilities:
       Increase  in restricted cash                                                              (180)                (135)
       Decrease in receivables, prepaid expenses and other assets                               1,702                1,457
       Increase  in accounts payable, other liabilities, accrued interest and
         security deposits                                                                        889                1,963
                                                                                   ----------------------------------------
Net cash provided by operating activities                                                      20,267               19,356

INVESTING ACTIVITIES
Property acquisitions                                                                         (25,355)             (18,719)
Additions of real estate assets, net of disposals                                              (3,112)              (2,438)
Additions pursuant to value-added capital improvements program                                 (5,074)              (9,668)
                                                                                   ----------------------------------------
Net cash used in investing activities                                                         (33,541)             (30,825)

FINANCING ACTIVITIES
Borrowings on mortgages payable                                                                53,525               27,000
Payments on mortgages payable                                                                 (24,102)                   -
Proceeds from exercise of share options                                                            64                   62
Increase in deferred financing costs                                                             (686)                  (5)
Dividends and distributions                                                                   (14,953)             (14,586)
                                                                                   ----------------------------------------
Net cash provided by financing activities                                                      13,848               12,471
                                                                                   ----------------------------------------
Increase in cash and cash equivalents                                                             574                1,002
Cash and cash equivalents at beginning of period                                                3,784                4,259
                                                                                   ----------------------------------------
Cash and cash equivalents at end of period                                                   $  4,358             $  5,261
                                                                                   ========================================
Cash interest paid                                                                           $ 13,705             $ 11,185
                                                                                   ========================================


See accompanying notes to financial statements.

                           The Town and Country Trust

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of The Town and Country Trust (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of recurring normal accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

2.  REAL ESTATE ACQUISITIONS

During the year ended December 31, 1998, the Company purchased the following apartment communities:

                                                                  Date of                   Number of         Contract
               Property                Location                 Acquisition                   Units             Amount
               --------                --------                 -----------                 ---------         ---------
  The Villages of Forest Ridge         Charlotte, NC          March 31, 1998                   330           $18,500,000
  The Fairington                       Charlotte, NC          October 15, 1998                 250           $18,000,000
  Windermere Lakes                     Orlando, FL            December 10, 1998                276           $15,200,000
  Twelve Oaks                          Orlando, FL            December 10, 1998                284           $16,500,000

These acquisitions were funded through the use of the Company's revolving credit facilities, and, in one case, the assumption of existing mortgage debt.

On March 31, 1999, the Company purchased Colonial Grand at Kirkman, a 370-unit garden apartment community located in Orlando, Florida, for approximately $25,000,000 with funds from its credit facility. Results of operations for the property partnerships listed above are included in the Company's statements of operations for the period from the date of acquisition through June 30, 1999.

3.  SUBSEQUENT EVENT

On August 4, 1999 the Company announced that its Board of Trustees had declared a dividend for the quarter ended June 30, 1999 in the amount of $.41 per share, aggregating $6,469,942. Concurrent with the payment of the dividend, a $1,011,279 limited partnership distribution will be made to the minority interest holders. The dividend and distribution will be paid on September 10, 1999 to holders of record on August 13, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion is based primarily on the consolidated financial statements of the Company as of June 30, 1999 and for the three-month and six-month periods ended June 30, 1999 and 1998. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 AND 1998
-----------------------------------------------------------------

Income before minority interest for the three months ended June 30, 1999 was $1,776,000, compared to $1,639,000 for the same period in 1998. Funds from operations increased to $8,788,000 for the three months ended June 30, 1999 from $7,916,000 for the three months ended June 30, 1998. Revenues were $28,101,000 for the three months ended June 30, 1999 compared to $24,625,000 for the same period in 1998, an increase of $3,476,000 or 14.1%. On a same-property basis (i.e., those properties owned by the Company for all of 1999 and 1998), revenues increased by $902,000 or 3.8% due to increases in rental rates and improvements in occupancy. Properties acquired during 1998 and the first quarter of 1999 contributed $2,574,000 in revenue during the quarter. Occupancy was 94.9% for the second quarter for all properties and 95.2% on a same-store basis compared to 94.4% for the second quarter of 1998.

Total expenses excluding depreciation and interest were $12,254,000 for the three months ended June 30, 1999 compared to $11,001,000 for the same period in 1998, an increase of $1,253,000. Of this increase, $1,110,000 is due to the newly-acquired properties. Same-store operating expenses, excluding general and administrative expenses and depreciation, increased by $185,000 or 1.9% over the second quarter of 1998. General and administrative expenses decreased by $41,000 or 4.7% from the same period in 1998.

Interest expense increased by $1,310,000 from the expense in the second quarter of 1998 due primarily to increases in the amount of borrowings that resulted from the expanded credit facility and borrowings under the line of credit related to property acquisitions.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 AND 1998
---------------------------------------------------------------

Income before minority interest for the six months ended June 30, 1999 was $3,503,000, compared to $3,186,000 for the same period in 1998. Funds from operations increased by 11.1% to $17,325,000 for the six months ended June 30, 1999 from $15,592,000 for the six months ended June 30, 1998. Revenues were $54,923,000 for the six months ended June 30, 1999 compared to $47,874,000 for the same period in 1998, an increase of $7,049,000 or 14.7%. On a same-property basis, revenue increased by $2,150,000 or 4.6%, over the first six months of 1998 due to increases in rental rates and improvements in occupancy. Properties acquired during 1998 and the first quarter of 1999 contributed $4,899,000 in revenues during the quarter. Occupancy was 94.5% for the first six months of 1999 for all properties and 94.8% on a same-store basis compared to 93.4% for the first half of 1998.

Total expenses excluding depreciation and interest were $23,903,000 for the six months ended June 30, 1999 compared to $21,198,000 for the same period in 1998, an increase of $2,705,000. Of this increase, $2,031,000 is due to the newly-acquired properties. Same-store operating expenses, excluding general and administrative expenses and depreciation, increased by $659,000 or 3.4% over the first six months of 1998. Depreciation for the six months ended June 30, 1999 increased by $1,416,000 over the six months ended June 30, 1998 due in part to the new acquisitions.

Interest expense for the six months ended June 30, 1999 increased by $2,559,000 from the expense in the same period of 1998 due to increases in the amount of borrowings that resulted from the expanded financing facility and borrowings related to property acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating activities provided unrestricted cash for the six months ended June 30, 1999 of $20,267,000 of which $14,953,000 was paid out in dividends and distributions.

In 1997, the Company commenced a two-year program that provides for approximately $30,000,000 in capital improvements to certain properties. The improvements include paving, roofs, vinyl siding and the expansion of an on-going program to make such revenue-enhancing improvements as the modernization of kitchens and bathrooms and the installation of washers, dryers and carpeting within certain apartment units. $26,558,000 in costs related to this new program have been incurred through June 30, 1999.

In September 1997, the Company entered into an agreement that provides a $375,000,000 collateralized financing facility. The initial borrowing under the facility of $300,000,000 matures in 2008 and bears a fixed interest rate of 6.91%. The remaining $75,000,000 is available as a 10 1/2 year, variable-rate revolving credit facility which can be converted to a fixed-rate term loan maturing in 2008 at the Company's option. The Company intends to use these funds for property acquisitions and to continue the ongoing extensive capital improvement program for certain of the Company's existing properties. Total borrowings under the collateralized financing facilities as of June 30, 1999 were $358,600,000.

The Company has a $50,000,000 revolving line of credit with a bank to be used for acquisitions. Borrowing under this facility will bear interest at 120 basis points over LIBOR. Individual draws under the facility mature in eighteen months, and the initial term of the facility expires in September, 2001. As of June 30, 1999, $16,250,000 was outstanding under this facility.

The Company has obtained permanent financing for three of the properties that were acquired in 1998. The proceeds of the financing were used to repay borrowings under the Company's credit facilities.

The following table sets forth certain information regarding the Company's outstanding indebtedness as of June 30, 1999 (in thousands):

                                                                                                                 June 30, 1999
                                                                    Amount              % of Debt                Interest Rate
                                                                    ------              ---------                -------------
  Fixed Rate Debt:             Collateralized facility                $300,000         72.3%                             6.91%
                               Conventional mortgages                   39,872          9.6%                     6.81% - 7.45%
                                                               ------------------ ----------------------
                                                                       339,872         82.1%
                                                               ------------------ ----------------------
  Floating Rate Debt:          Revolving credit facility                58,600         14.1%                             5.82%
                               Line of Credit                           16,250          3.9%                             6.13%
                                                               ------------------ ----------------------
                                                                        74,850         17.9%
                                                               ------------------ ----------------------
  Total Mortgage Debt:                                                $414,722        100.0%                             6.73%
                                                               ================== ======================

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

(b) The following Trustees were elected at such annual meeting, each for a one-year term expiring in 2000:

                           Alfred Lerner
                           Harvey Schulweis
                           James H. Berick
                           H. Grant Hathaway
                           Milton A. Wolf

(c) The following matters were voted on at the annual meeting of shareholders:

          (1)     ELECTION OF TRUSTEES:
                  ---------------------

                                                                                                       Broker
                  Trustee Name                       Votes For                  Abstentions            Non-Votes
                  ------------                       ---------                  -----------            ---------
                  Alfred Lerner                      14,183,543                 274,064                   0
                  Harvey Schulweis                   14,181,313                 276,294                   0
                  James H. Berick                    14,180,753                 276,854                   0
                  H. Grant Hathaway                  14,180,588                 277,019                   0
                  Milton A. Wolf                     14,178,628                 278,979                   0

ITEM 6.  -  EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

(a)               Exhibit
                  Number            Exhibit
                  ----------------------------
                    27              Financial Data Schedule(1)

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

                                            THE TOWN AND COUNTRY TRUST

          Date:   August 11, 1999           /s/ Jennifer C. Munch
                 ----------------           -------------------------------
                                            Jennifer C. Munch
                                            Vice President - Treasurer
                                            (Principal Accounting Officer)