Form 10-Q
period 1999-09-30
TOWN & COUNTRY TRUST
filed 1999-11-12
CIK 906110

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended September 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Transition Period From______________ to ______________

Commission file number  1-12056
                        ----------------

                           THE TOWN AND COUNTRY TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          MARYLAND                                        52-6613091
----------------------------------------               ------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

            SUITE 1700
      100 SOUTH CHARLES STREET
         BALTIMORE, MARYLAND                                   21201
----------------------------------------               ------------------------
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

     COMMON SHARES OF BENEFICIAL INTEREST, $.01 PAR VALUE - 15,787,580 OUTSTANDING AS OF OCTOBER 31, 1999

                           The Town and Country Trust
                                    Form 10-Q

                                      INDEX
                                      -----


Part I: Financial Information                                              Page
-----------------------------                                              ----

Item 1.   Financial Statements (Unaudited)

     Consolidated balance sheets of The Town and Country Trust as of
     September 30, 1999 and as of December 31, 1998.                          1

     Consolidated statements of operations of The Town and Country
     Trust for the three-month and nine-month periods ended September
     30, 1999 and 1998.                                                       2

     Consolidated statements of cash flows of The Town and Country
     Trust for the nine-month periods ended September 30, 1999 and
     1998.                                                                    3

     Notes to consolidated financial statements.                              4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               5


Part II: Other Information
--------------------------

Item 1.   Legal Proceedings                                                   9
Item 2.   Changes in Securities                                               9
Item 3.   Defaults Upon Senior Securities                                     9
Item 4.   Submission of Matters to a Vote of Security Holders                 9
Item 5.   Other Information                                                   9
Item 6.   Exhibits or Reports on Form 8-K                                     9

Signature                                                                    10


                                       (i)

Part I:  Financial Information
------------------------------
                           The Town and Country Trust

                           Consolidated Balance Sheets

                                                                  (Unaudited)
                                                                 -------------------------
                                                                 SEPTEMBER 30, DECEMBER 31,
                                                                    1999          1998
                                                                 -------------------------
ASSETS                                                                 (in thousands)
Real estate assets:
   Land                                                          $  94,717       $  90,146
   Buildings and improvements                                      604,205         571,680
   Other                                                             4,613           4,264
                                                                 -------------------------
                                                                   703,535         666,090
Less accumulated depreciation                                     (267,581)       (248,411)
                                                                 -------------------------
                                                                   435,954         417,679

Cash and cash equivalents                                            1,670           3,784
Restricted cash                                                      1,685           1,455
Receivables                                                          1,797           1,871
Prepaid expenses and other assets                                    6,719           4,162
Deferred financing costs, net of allowance for amortization
  (1999-$846, 1998-$488)                                             3,867           3,433
                                                                 -------------------------
Total assets                                                     $ 451,692       $ 432,384
                                                                 =========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages payable                                                $ 418,192       $ 385,299
Accrued interest                                                     2,071           1,847
Accounts payable and other liabilities                               7,107           6,539
Security deposits                                                    2,487           2,097
Minority interest                                                    2,935           4,994
                                                                 -------------------------
Total liabilities                                                  432,792         400,776

Shareholders' equity:
   Common shares of beneficial interest ($.01 par value),
    500,000,000 shares authorized                                      158             158
   Additional paid-in capital                                      319,411         319,141
   Accumulated deficit                                            (298,681)       (285,415)
   Unearned compensation - restricted stock                         (1,988)         (2,276)
                                                                 -------------------------
                                                                    18,900          31,608
                                                                 -------------------------
Total liabilities and shareholders' equity                       $ 451,692       $ 432,384
                                                                 =========================

See accompanying notes to financial statements.

                           The Town and Country Trust

                      Consolidated Statements of Operations

                                   (Unaudited)


                                  THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                            1999          1998            1999        1998
                                  -----------------------------------------------------------------
                                                 (in thousands, except per share data)
Revenues:
   Revenue from rental operations           $28,472      $24,960        $83,194      $72,592
   Other                                        112          252            313          495
                                        --------------------------  ------------------------
                                             28,584       25,212         83,507       73,087
Expenses:
   Utilities                                  1,525        1,378          5,041        4,546
   Other property operations                  4,638        4,407         13,262       11,958
   Real estate taxes                          2,042        1,778          6,091        5,344
   Depreciation                               5,376        6,342         19,304       18,853
   Marketing and advertising                  1,085          977          3,166        2,859
   Repairs and maintenance                    2,270        1,893          6,304        5,341
   General and administrative                   893          832          2,493        2,416
                                        --------------------------  ------------------------
                                             17,829       17,607         55,661       51,317

Interest expense                              7,022        5,632         20,377       16,430
Interest expense related to the
   amortization of deferred
   financing costs                              125           91            358          272
                                        --------------------------  ------------------------
                                             24,976       23,330         76,396       68,019
                                        --------------------------  ------------------------

Income before minority interest               3,608        1,882          7,111        5,068
Income allocated to minority interest           494          258            974          695
                                        --------------------------  ------------------------
Net income                                  $ 3,114      $ 1,624        $ 6,137      $ 4,373
                                        ==========================  ========================

Weighted average common shares
    outstanding - basic                      15,541       15,524         15,531       15,523
Dilutive effect of outstanding options
   and restricted shares                        238          121            239          163
                                        --------------------------  ------------------------
Weighted average common shares
    outstanding - diluted                    15,779       15,645         15,770       15,686
                                        ==========================  ========================
Per common share:
Net income- basic                           $  0.20      $  0.10        $  0.40      $  0.28
                                        ==========================  ========================
Net income- diluted                         $  0.20      $  0.10        $  0.39      $  0.28
                                        ==========================  ========================

Dividends declared and paid per share
   outstanding                              $  0.41      $  0.40        $  1.23      $  1.20


See accompanying notes to financial  statements.

                           The Town and Country Trust

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                              1999             1998
                                                                                       -------------------------------
OPERATING ACTIVITIES                                                                             (in thousands)
Income before minority interest                                                            $  7,111         $  5,068
Adjustments to reconcile income before minority interest to net cash provided by operating activities:
     Depreciation                                                                            19,304           18,853
     Interest expense related to the amortization of deferred financing costs                   358              272
     Amortization of unearned compensation                                                      288              288
     Changes in operating assets and liabilities:
       Increase in restricted cash                                                             (230)            (185)
       Increase  in receivables, prepaid expenses and other assets                           (2,483)          (1,912)
       Increase  in accounts payable, other liabilities, accrued interest and
         security deposits                                                                    1,182            1,965
                                                                                         ---------------------------
Net cash provided by operating activities                                                    25,530           24,349

INVESTING ACTIVITIES
Property acquisitions                                                                       (25,389)         (18,719)
Additions of real estate assets, net of disposals                                            (4,529)          (3,675)
Additions pursuant to value-added capital improvements program                               (7,661)         (13,942)
                                                                                         ---------------------------
Net cash used in investing activities                                                       (37,579)         (36,336)

FINANCING ACTIVITIES
Borrowings on mortgages payable                                                              57,025           35,750
Payments on mortgages payable                                                               (24,132)               -
Proceeds from exercise of share options                                                         270               62
Increase in deferred financing costs                                                           (792)              (5)
Dividends and distributions                                                                 (22,436)         (21,878)
                                                                                         ---------------------------
Net cash provided by financing activities                                                     9,935           13,929
                                                                                         ---------------------------

(Decrease) increase in cash and cash equivalents                                             (2,114)           1,942
Cash and cash equivalents at beginning of period                                              3,784            4,259
                                                                                         ---------------------------
Cash and cash equivalents at end of period                                                 $  1,670         $  6,201
                                                                                         ===========================
Cash interest paid                                                                         $ 19,917         $ 17,094
                                                                                         ===========================

See accompanying notes to financial statements

                           The Town and Country Trust

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of The Town and Country Trust (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of recurring normal accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

2. REAL ESTATE ACQUISITIONS

During the year ended December 31, 1998, the Company purchased the following apartment communities:


                                                   Date of          Number of    Contract
                                                   -------          ---------    --------
       Property                Location          Acquisition          Units       Amount
       --------                --------          -----------          -----       ------


The Villages of Forest Ridge   Charlotte, NC    March 31, 1998         330      $18,500,000
The Fairington                 Charlotte, NC    October 15, 1998       250      $18,000,000
Windermere Lakes               Orlando, FL      December 10, 1998      276      $15,200,000
Twelve Oaks                    Orlando, FL      December 10, 1998      284      $16,500,000

These acquisitions were funded through the use of the Company's revolving credit facilities, and, in one case, the assumption of existing mortgage debt.

On March 31, 1999, the Company purchased Colonial Grand at Kirkman, a 370-unit garden apartment community located in Orlando, Florida, for approximately $25,000,000 with funds from its credit facility. Results of operations for the property partnerships listed above are included in the Company's statements of operations for the period from the date of acquisition through September 30, 1999.

3. SUBSEQUENT EVENTS

On October 5, 1999 the Company purchased the following garden apartment communities:

                                                   Date of          Number of    Contract
                                                   -------          ---------    --------
       Property                Location          Acquisition          Units       Amount
       --------                --------          -----------          -----       ------

Heron's Run                    Sarasota, FL      October 5, 1999       274      $15,000,000
McIntosh                       Sarasota, FL      October 5, 1999       212      $10,900,000
Perico                         Bradenton, FL     October 5, 1999       256      $13,400,000

Additionally, on the same date, the Company sold the Union Deposit garden apartment community consisting of 468 units in Harrisburg, Pennsylvania. The proceeds of the sale of Union Deposit were used to acquire the Heron's Run property in a transaction that was treated as a tax-free exchange. The Perico and McIntosh properties were financed with mortgage loans aggregating $18.4 million and with the Company's credit facility.

On November 3, 1999 the Company announced that its Board of Trustees had declared a dividend for the quarter ended September 30, 1999 in the amount of $.41 per share, aggregating $6,472,908. Concurrent with the payment of the dividend, a $1,011,279 limited partnership distribution will be made to the minority interest holders. The dividend and distribution will be paid on December 10, 1999 to holders of record on November 19, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

The following discussion is based primarily on the consolidated financial statements of The Town and Country Trust (the "Company") as of September 30, 1999 and for the three-month and nine-month periods ended September 30, 1999 and 1998. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

The financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The Company believes that funds from operations provides an indicator of its financial performance. Funds from operations is defined as net income (loss) excluding adjustments for unconsolidated partnerships and joint ventures as well as gains (losses) from debt restructuring and sales of property, plus depreciation of revenue-producing real property. This definition of funds from operations is consistent with the current National Association of Real Estate Investment Trusts (NAREIT) definition. The Company does not anticipate that the guidance regarding the definition of funds from operations as issued by NAREIT on November 8, 1999 will have any impact on its calculation. Funds from operations is affected by the financial performance of the properties and the capital structure of the Company. Funds from operations does not represent cash flow from operations as defined by generally accepted accounting principles and is not necessarily indicative of cash available to fund all cash flow needs. Funds from operations should not be considered as an alternative to net income as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity.

Results of Operations - Three Months Ended September 30, 1999 and 1998
----------------------------------------------------------------------

Income before minority interest for the three months ended September 30, 1999 was $3,608,000, compared to $1,882,000 for the same period in 1998. Funds from operations increased by 9.4% to $8,943,000 for the three months ended September 30, 1999 from $8,174,00 for the three months ended September 30, 1998. Revenues were $28,584,000 for the three months ended September 30, 1999 compared to $25,212,000 for the same period in 1998, an increase of $3,372,000 or 13.4%. On a same-property basis (i.e., those properties owned by the Company for all of 1999 and 1998), revenues increased by $787,000 or 3.2% due primarily to increases in rental rates as well as improvements in occupancy. Properties acquired during 1998 and the first quarter of 1999 contributed $2,585,000 in revenue growth during the quarter. Occupancy was 95.1% for the third quarter for all properties and 95.6% on a same store basis, compared to 95.2% for the third quarter of 1998.

Total expenses excluding depreciation, amortization and interest were $12,453,000 for the three months ended September 30, 1999 compared to $11,265,000 for the same period in 1998, an increase of $1,188,000, due primarily to property acquisitions. Same store operating expenses, excluding general and administrative expense and depreciation, increased by just 0.2% over the third quarter of 1998.

Interest expense increased by $1,390,000 from the expense in the third quarter of 1998 due to increases in the amount of borrowings that resulted from the financing of the capital improvements program and the new acquisitions.

Results of Operations - Nine Months Ended September 30, 1999 and 1998
---------------------------------------------------------------------

Income before minority interest for the nine months ended September 30, 1999 was $7,111,000, compared to $5,068,000 for the same period in 1998. Funds from operations increased by $2,502,000 or 10.5% to $26,268,000 for the nine months ended September 30, 1999 from $23,766,000 for the nine months ended September 30, 1998. Revenues were $83,507,000 for the nine months ended September 30, 1999 compared to $73,087,000 for the same period in 1998, an increase of $10,420,000, or 14.3%. On a same-property basis, revenues increased by $2,936,000 or 4.1% for the first nine months of 1999 over the same period in 1998 due to increases in rental rates as well as improvements in occupancy. Properties acquired during 1998 and the first quarter of 1999 contributed $7,484,000 in revenue growth during the period. Occupancy was 94.7% for all properties for the nine months ended September 30, 1999 and 95.0% on a same store basis, compared to 94.0% for the nine months ended September 30, 1998.

Total expenses, excluding depreciation amortization and interest were $36,357,000 for the nine months ended September 30, 1999 compared to $32,464,000 for the same period in 1998, an increase of $3,893,000, or 12.0%. Of this increase, $3,141,000 is due to the newly-acquired properties. Same store operating expenses, excluding general and administrative expenses and depreciation, increased by $675,000, or 2.3%, over the third quarter of 1998. Depreciation for the nine months ended September 30, 1999 increased by $451,000, or 2.4%, from $18,853,000 to $19,304,000, over the nine months ended September 30, 1998 due in part to acquisitions of new properties, offset by reductions in depreciation as some assets became fully depreciated.

Interest expense for the nine months ended September 30, 1999 increased by $3,947,000 to $20,377,000 from $16,430,000 for the same period of 1998 due to increases in the amount of borrowings that resulted from the financing of the capital improvements program and the new acquisitions.

Liquidity and Capital Resources
-------------------------------

Operating activities provided unrestricted cash for the nine months ended September 30, 1999 of $25,530,000 of which $22,436,00 was paid out in dividends and distributions.

In 1997, the Company commenced a two-year program that provides for approximately $30,000,000 in capital improvements to certain properties. The improvements include paving, roofs, vinyl siding and the expansion of an on-going program to make such revenue-enhancing improvements as the modernization of kitchens and bathrooms and the installation of washers, dryers and carpeting within certain apartment units. $28,962,000 in costs related to this new program have been incurred through September 30, 1999.

In September 1997, the Company entered into an agreement that provides a $375,000,000 collateralized financing facility. The initial borrowing under the facility of $300,000,000 matures in 2008 and bears a fixed interest rate of 6.91%. The remaining $75,000,000 is available as a 10 1/2 year, variable-rate revolving credit facility which can be converted to a fixed-rate term loan maturing in 2008 at the Company's option. The Company intends to use these funds for property acquisitions and to continue the ongoing extensive capital improvement program for certain of the Company's existing properties. Total borrowings under the collateralized financing facilities as of September 30, 1999 were $358,600,000.

The Company has a $50,000,000 revolving line of credit with a bank to be used for acquisitions. Borrowing under this facility will bear interest at 120 basis points over LIBOR. Individual draws under the facility mature in eighteen months, and the initial term of the facility expires in September, 2001. As of September 30, 1999, $16,250,000 was outstanding under this facility.

The Company has obtained permanent financing for three of the properties that were acquired in 1998. The proceeds of the financing were used to repay borrowings under the Company's credit facilities.

The following table sets forth certain information regarding the Company's outstanding indebtedness as of September 30, 1999 (in thousands):


                                                                                              June 30, 1999
                                                             Amount        % of Debt          Interest Rate
                                                             ------        ---------          -------------
Fixed Rate Debt:        Collateralized facility             $300,000         71.7%                    6.91%
                        Conventional mortgages                43,342         10.4%            6.81% - 7.59%
                                                        ---------------------------------
                                                             343,342         82.1%
                                                        ---------------------------------
Floating Rate Debt:     Revolving credit facility             58,600         14.0%                    5.82%
                        Line of Credit                        16,250          3.9%                    6.57%
                                                        ---------------------------------
                                                              74,850         17.9%
                                                        ---------------------------------
Total Mortgage Debt:                                        $418,192        100.0%                    6.75%
                                                        =================================

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


Item 6. - Exhibits and Reports on Form 8-K
------------------------------------------

(a)         27     Financial Data Schedule(1)

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



                                                THE TOWN AND COUNTRY TRUST



          Date:  November 12, 1999              /s/ Jennifer C. Munch
                 -------------------            ------------------------------
                                                Jennifer C. Munch
                                                Vice President - Treasurer
                                                (Principal Accounting Officer)