Form 10-K
period 1999-12-31
TOWN & COUNTRY TRUST
filed 2000-03-30
CIK 906110

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
/x/	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended December 31, 1999
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the transition period from to
Commission File No. 001-12056

THE TOWN AND COUNTRY TRUST
(Exact Name of Registrant as Specified in Its Charter)

MARYLAND (State or Other Jurisdiction of Incorporation or Organization)	52-6613091 (IRS Employer Identification Number)
100 S. Charles Street Baltimore, Maryland (Address of Principal Executive Office)	21201 (ZIP Code)

(410) 539-7600

(Registrant's Telephone Number, Including Area Code)

    Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Shares of Beneficial Interest	New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act: None

[Cover Continued on Following Page]

[Cover Continued from Previous Page]

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  / /

    Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 15, 2000:$236,543,357.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practical date:

15,923,836 Common Shares of Beneficial Interest, $.01 Par Value, at March 15, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Document In Which Incorporated
Portions of the Registrant's Notice of Annual Meeting and Proxy Statement dated March 24, 2000	I and III
Portions of the Registrant's 1999 Annual Report to Shareholders	II and IV

    Neither the Report of the Compensation Committee of the Board of Trustees on Executive Compensation nor the Performance Graph contained in the Registrant's Notice of Annual Meeting and Proxy Statement dated March 24, 2000 shall be deemed incorporated by reference herein.

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

    The Registrant currently owns and operates 42 multifamily properties (the "Properties") comprising 15,415 apartment units located in Maryland, Pennsylvania, Virginia, Delaware, North Carolina and Florida. Each of the Properties is owned by a separate general partnership (each, a "Property Partnership" and, collectively, the "Property Partnerships"). The Registrant and The TC Operating Partnership (the "Operating Partnership"), which was formed in connection with the Registrant's initial public offering, together indirectly own 100% of each Property Partnership.

    The Registrant and a wholly-owned subsidiary are the sole general partners of and together own an approximately 86.0% general partnership interest in the Operating Partnership. The remaining 14.0% limited partnership interest in the Operating Partnership was retained by certain of the indirect predecessor owners of the original twenty-six Properties, including Messrs. Lerner and Schulweis. As a general partner of the Operating Partnership, the Registrant has full and complete control over the management of the Operating Partnership and, through wholly-owned subsidiaries, over each of the Properties.

    Each of the Property Partnerships (other than those which own the Properties acquired in 1998 and three of the Properties acquired in 1999) is owned 99% by The TC Property Company and 1% by The Town and Country Holding Corporation, a wholly-owned subsidiary of the Registrant. The TC Property Company is a special purpose general partnership owned 99% by the Operating Partnership and 1% by The Town and Country Holding Corporation. The Property Partnerships which own each of the Properties acquired in 1998 and three of the Properties acquired in 1999 are each owned 99% by The TC Property Company II and 1% by The Town and Country Holding Corporation II, a wholly-owned subsidiary of the Registrant. The TC Property Company II is a special purpose general partnership owned 99% by the Operating Partnership and 1% by The Town and Country Holding Corporation II.

    In fiscal 1999, the Registrant acquired four multifamily properties, comprising 1,112 apartment units, for an aggregate consideration of $64.3 million. Three of those Properties were paid for with mortgage loans and/or the Registrant's lines of credit. The fourth Property acquired by the Registrant in 1999 was acquired with the proceeds from the sale of the Registrant's Union Deposit, 468-unit apartment community, in a transaction that was treated as a tax-free exchange.

Indebtedness

    In September, 1997, the Registrant, the Property Partnerships which existed at that time, the Registrant's wholly-owned subsidiaries, the Operating Partnership and The TC Property Company (a general partnership of which the Operating Partnership and a wholly-owned subsidiary of the Registrant are the sole partners) entered into a financing agreement with Washington Mortgage Financial Group, Ltd. ("Washington Mortgage"). Pursuant to this financing agreement, the Registrant is permitted to borrow up to $375 million, which amount may be increased, in certain circumstances, to up to $450 million. $300 million has been advanced and is outstanding under this financing agreement, which amount bears interest at a fixed rate of 6.91% and matures on April 1, 2008. The remaining $75 million is available as a revolving credit facility bearing interest at an imputed variable rate which is the aggregate of the market interest rate for certain Fannie Mae-backed obligations at the time of each such advance plus an agreed-upon spread. At December 31, 1999, $67.0 million in revolving credit advances were outstanding at a variable rate of interest of 6.18%. At March 15, 2000, advances of $64.0 million were outstanding at the rate of 6.45%. The Registrant has purchased an interest rate protection contract which limits the maximum variable interest rate to 10.5%. Each revolving credit advance shall mature not less than three nor more than nine months from the date of such advance, and in any event not later than April 1, 2008. At the Registrant's option, any outstanding portion of the $75 million revolving credit facility can be converted to a fixed-rate loan maturing on April 1, 2008.

    This financing agreement is secured, inter alia, by first- and second-priority mortgages on each of the Properties (other than those acquired in 1998 and three acquired in 1999) and by guaranties executed by each of the Property Partnerships (other than the Property Partnerships which own the Properties acquired in 1998 and three of the Properties acquired in1999) in favor of Washington Mortgage. A portion of the funds provided under this financing agreement was used to refinance the Registrant's outstanding publicly-issued and bank mortgage indebtedness of approximately $290 million, which had scheduled maturities of August, 1998.

    In September, 1998, the Registrant, the Operating Partnership, and The TC Property Company II obtained a $50 million revolving credit facility from Allfirst Bank (fka The First National Bank of Maryland), which amount may be advanced for the purpose of acquiring or refinancing apartment properties. Such facility bears interest at a variable rate equal to 120 basis points over the LIBOR rate. At December 31, 1999, $16.250 million in revolving credit advances were outstanding at a variable rate of interest of 7.03%. The initial term of this credit facility expires in September, 2001.

    On March 16, 1999, the Property Partnerships which own the three Properties acquired in 1998 and which are not party to the financing agreement described above with Washington Mortgage entered into separate financing arrangements with Legg Mason Real Estate Services, Inc. as assignor to and servicer for The Federal Home Loan Mortgage Corporation ("Legg Mason"). Pursuant to these arrangements, such Property Partnerships borrowed, in the aggregate, $33.175 million. Such borrowings were used to repay the advances outstanding under Allfirst Bank credit facility described above and to repay to the Operating Partnership sums advanced by it to fund the 1998 acquisition of Properties. On October 5, 1999, the Property Partnerships which own two of the Properties acquired in 1999 entered into separate financial arrangements with Legg Mason, the proceeds of which were used to fund the acquisition of such Properties. Each loan is secured by a first-priority mortgage on the Property owned by the respective Property Partnership. Each of the five Legg Mason loans has a term of ten years. Three of the loans bear interest at a fixed rate of 6.81% per annum and two of the loans bear interest at a fixed rate of 7.85% per annum.

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

Employees

    As of December 31, 1999 the Registrant had 436 employees.

ITEM 2. PROPERTIES.

    The Properties consist of 42 multifamily properties comprising 15,415 apartment units located in suburban Baltimore, Maryland; suburban Washington, D.C.; southeastern Pennsylvania; Delaware; Charlotte, North Carolina; and Orlando and the Sarasota-Bradenton area, Florida.

    The average occupancy rate for all Properties for fiscal 1999 and fiscal 1998 was 94.7% and 94.1%, respectively. Tenant leases are generally for one-year terms, with automatic two-month renewals after the completion of the first year, and often require security deposits. Approximately 96% of the apartments in the Properties are one-bedroom and two-bedroom apartments. The balance are three-bedroom apartments. The Properties typically consist of two- and three-story buildings in a landscaped setting, many with amenities such as swimming pools, tennis courts, playgrounds and community buildings. All apartments offer air conditioning. The majority of such buildings are of brick construction and all of the Properties are located in mature, fully-developed neighborhoods. In 1997, the Registrant commenced a two-year program that provides for approximately $25 million in capital improvements. The capital improvements include paving, roofs, vinyl siding and the expansion of an ongoing program to make such revenue-enhancing improvements as the modernization of kitchens and bathrooms and the installation of washers, dryers and carpeting within certain apartment units.

    The following table presents certain additional information concerning the Properties:

Property Name	Square Footage(1)	Number Of Units	1999 Average Occupancy(2)
Suburban Baltimore, Maryland
Town & Country Bowleys Quarters Baltimore, Maryland	348,005	462	91.7%
Town & Country Charlesmont Dundalk, Maryland	411,349	565	93.9%
Town & Country Cockeysville Cockeysville, Maryland	502,878	540	95.5%
Town & Country Foxhaven Baltimore, Maryland	404,628	460	91.1%
Town & Country Gardenwood Baltimore, Maryland	427,760	492	94.0%
Town & Country Hallfield Perry Hall, Maryland	63,276	75	96.5%
Town & Country Harford Carney, Maryland	297,077	336	96.7%
Town & Country Hollows Glen Burnie, Maryland	291,091	336	96.7%
Town & Country Ridgeview Rossville, Maryland	217,849	257	93.2%
Town & Country Rolling Road Baltimore, Maryland	324,401	384	97.0%
Town & Country Rossville Rossville, Maryland	532,264	692	94.0%
Town & Country West/Greensview Ellicott City, Maryland	1,199,359	1,350	97.6%
Town & Country Woodhill Glen Burnie, Maryland	281,860	334	93.0%
Town & Country Woodmoor Baltimore, Maryland	341,188	424	90.8%
Versailles-North Charles Towson, Maryland	252,669	210	96.0%
Stonegate Elkton, Maryland	282,072	260	95.0%

Suburban Washington, D.C.
Town & Country Montgomery Knolls Gaithersburg, Maryland	198,330	210	93.8%
Town & Country Tall Oaks Laurel, Maryland	368,224	352	95.6%
Town & Country Willow Lake Laurel, Maryland	380,748	456	96.6%
Fox Run Germantown, Maryland	210,891	218	97.2%
Southeastern Pennsylvania
Hidden Village Allentown, Pennsylvania	223,006	264	95.3%
Colonial Crest Emmaus Emmaus, Pennsylvania	275,379	329	96.4%
Town & Country Hanover Hanover, Pennsylvania	186,366	215	94.9%
Town & Country Colonial Park Harrisburg, Pennsylvania	507,224	626	88.3%
Town & Country Lancaster West Lancaster, Pennsylvania	343,350	413	94.6%
Town & Country Lancaster East Lancaster, Pennsylvania	228,294	272	94.6%
Town & Country York York, Pennsylvania	313,940	396	91.2%
Rolling Hills York, Pennsylvania	145,100	184	97.3%
Virginia Properties
Barton's Crossing Alexandria, Virginia	436,876	532	97.4%
University Heights Ashburn, Virginia	400,122	466	98.9%
The Glen at Leesburg Leesburg, Virginia	123,950	134	99.7%
The Village at McNair Farms Herndon, Virginia	220,748	283	98.5%
Carlyle Station Manassas, Virginia	386,545	408	97.2%
Delaware Property
Christina Mill Newark, Delaware	182,604	228	95.2%

North Carolina Properties
Town & Country Forest Ridge Charlotte, North Carolina	333,258	330	89.5%
Town & Country Fairington Charlotte, North Carolina	267,300	250	90.2%
Florida Properties
Town & Country Windermere Lakes Orlando, Florida	223,332	276	94.3%
Town & Country Twelve Oaks Orlando, Florida	222,692	284	94.8%
Town & Country at Kirkman Orlando, Florida(3)	336,910	370	90.1%
Town & Country McIntosh Sarasota, Florida(4)	191,000	212	89.9%
Town & Country Heron's Run Sarasota, Florida(4)	245,250	274	87.0%
Town & Country Perico Bradenton, Florida(4)	239,032	256	92.2%
Total
	13,368,197	15,415

(1)
Represents total square footage of apartment units at each Property.

(2)
Average occupancy is defined as gross potential rent less vacancy allowance divided by gross potential rent for the period, expressed as a percentage.

(3)
Acquired on March 31, 1999.

(4)
Acquired on October 5, 1999.

Management of the Properties

    Each of the Properties is managed on a day-to-day basis by the Operating Partnership.

    Prior to the Registrant's initial public offering, Michael H. Rosen was responsible for all day-to-day operations of the original twenty-six Properties since 1975, Jennifer C. Munch was responsible for all financial operations of such Properties since 1968, and Mr. Lerner and Mr. Schulweis had served as President and a Vice President, respectively of the predecessor manager of such Properties since 1979.

    The Operating Partnership emphasizes involved, hands-on management in the operation of the Properties. The Operating Partnership's two Regional Managers visit each Property in their respective regions generally on a weekly basis, while Mr. Rosen visits every Property generally on a monthly basis. The Regional Managers supervise the Property Managers at each Property in their region, who in turn supervise the Assistant Property Managers, leasing representatives and office, maintenance, custodial and grounds personnel at each Property. The performance of each Property is evaluated regularly by senior management.

    Since 1979, the Operating Partnership (or its predecessor manager) has operated its own internal credit and collection bureau, headquartered in suburban Baltimore with an additional office in Pennsylvania. This unit investigates the credit and verifies the references of all tenant applications to the Properties through various means, including access to major national credit bureaus. The credit and collection bureau also actively seeks to recover any delinquent rental payments from former tenants of the Properties.

    The Registrant's management manages all of the Properties and makes all strategic decisions concerning, and retains final authority over, all operating matters at the Properties. The Registrant's management continues to supervise the Operating Partnership, which performs day-to-day property management functions at the Properties and will manage any additional properties purchased by the Registrant in the future. These functions include rental management, data processing, maintenance, accounting, marketing, promotion and security. A program of regular preventive maintenance has been and will continue to be used by the Operating Partnership, together with renovations and refurbishing, to preserve and enhance the value of the Registrant's portfolio.

ITEM 3. LEGAL PROCEEDINGS

    There were no legal proceedings pending at December 31, 1999 or as of the date of this report to which the Registrant, the Operating Partnership or any of the Property Partnerships is a party or to which the Properties are subject that are likely to have a material adverse impact on the Registrant's operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The age (as of March 15, 2000), business experience during the past five years and offices presently held by Messrs. Lerner and Schulweis are set forth under the caption "Election of Trustees" in the Registrant's Proxy Statement dated March 24, 2000, previously filed with the Commission (Exhibit 99), which information is incorporated herein by reference. Such information in respect of each of the Registrant's Executive Officers who are not Trustees is reported below. The Registrant's Bylaws provide that officers shall hold office until their successors are elected and qualified.

    Michael H. Rosen: Age 56. Mr. Rosen, Chief Operating Officer of the Registrant, has served as Executive Vice President since the Registrant's initial public offering. Prior to such time, he had served as Executive Vice President of The Town and Country Management Corporation, responsible for all day-to-day operations, since 1979.

    Jennifer C. Munch: Age 52. Mrs. Munch has served as Senior Vice President and Treasurer of the Registrant since February 2000. Previously, she served as Vice President—Treasurer of the Registrant since the Registrant's initial public offering. Prior to such time, she had served as Controller of The Town and Country Management Corporation, responsible for all financial operations, since 1979, Vice President—Controller since 1983, and Senior Vice President—Controller since December 1991. Mrs. Munch is a Certified Public Accountant.

    Alan W. Lasker: Age 53. Mr. Lasker has served as Senior Vice President—Finance of the Registrant since February 2000. Prior thereto, he served as Vice President—Finance of the Registrant since July, 1997. Mr. Lasker also has served as Senior Vice President of Schulweis Realty, Inc., real estate ownership and management, since 1991. Mr. Lasker is a Certified Public Accountant.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

    Information in response to this Item is set forth on the inside back cover page of the Registrant's 1999 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    Information in response to this Item is set forth on page 28 of the Registrant's 1999 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information in response to this Item is set forth on pages 25 through 27 of the Registrant's 1999 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information in response to this Item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" on page 26 of the Registrant's 1999 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)
Financial Statements

    The financial statements, together with the report thereon of Ernst & Young LLP dated February 1, 2000, appearing on page 24 of the Registrant's 1999 Annual Report to Shareholders (Exhibit 13), are incorporated herein by reference.

(b)
Supplementary Data

    Information in response to this Item is set forth in the financial statement schedules appearing on pages F-1 through F-3 of this Form 10-K.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the Registrant's Trustees is set forth under the captions "Election of Trustees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's Proxy Statement dated March 24, 2000, previously filed with the Commission (Exhibit 99), which information is incorporated herein by reference. The information required by this Item in respect of the Registrant's Executive Officers who are not Trustees is set forth in Item 4 on page 7 of this Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information in response to this Item is set forth under the caption "Compensation of Executive Officers" in the Registrant's Proxy Statement dated March 24, 2000, previously filed with the Commission (Exhibit 99), which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information in response to this Item is set forth under the caption "Ownership of Common Shares of Beneficial Interest" in the Registrant's Proxy Statement dated March 24, 2000, previously filed with the Commission (Exhibit 99), which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information in response to this Item is set forth under the caption "Election of Trustees—Certain Related Transactions; Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement dated March 24, 2000, previously filed with the Commission (Exhibit 99), which information is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this report:

PAGE
	(1)	Financial Statements:
		Report of Independent Auditors	24*
		Consolidated Balance Sheets of the Registrant at December 31, 1999 and at December 31, 1998	14*
		Consolidated Statements of Operations of the Registrant for the years ended December 31, 1999, December 31, 1998 and December 31, 1997	15*
		Consolidated Statements of Shareholders' Equity of the Registrant for the years ended December 31, 1999, December 31, 1998 and December 31, 1997	16*
		Consolidated Statements of Cash Flows of the Registrant for the years ended December 31, 1999, December 31, 1998 and December 31, 1997	17*
		Notes to Consolidated Financial Statements of the Registrant	18*

*Incorporated by reference from the indicated page of the Registrant's 1999 Annual Report to Shareholders. With the exception of this information and the information incorporated in Items 5, 6, 7 and 8, the 1999 Annual Report to Shareholders is not deemed filed as part of this report.
	(2)	Financial Statement Schedules:
		Schedule III—Real Estate and Accumulated Depreciation	F-1
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	(3)	Exhibits
Exhibit Number
3.1		First Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 (No. 33-63150)).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-ll (No. 33-63150)).
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
10.4
Master Credit Facility Agreement, dated as of September 26, 1997, entered into by and among the Registrant, the TC Operating Limited Partnership, The Town and Country Holding Corporation, The TC Property Company, The Town and Country Oriole Corporation, each of the Property Partnerships and Washington Mortgage Financial Group, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997) .
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
10.8
Financing Agreement dated September 25, 1998, by and among the Registrant, The TC Operating Limited Partnership, The TC Property Company II and Allfirst Bank (fka The First National Bank of Maryland) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.9*
Adoption Agreement for Benefit Designers of Maryland, Inc. Non-Standardized 401(k) Profit Sharing Plan and Trust of The Town and Country Management Company (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
13	The Registrant's 1999 Annual Report to Shareholders
21	Subsidiaries of the Registrant
23	Consent of Independent Auditors
24	Powers of Attorney

27	Financial Data Schedule(1)
99	The Registrant's Notice of Annual Meeting and Proxy Statement dated March 24, 2000
*
Compensation plan or arrangement required to be filed as an exhibit hereto.

(b)
Reports on Form 8-K.

    On December 29, 1999, the Registrant filed a report on Form 8-K dated March 31, 1998. The filing was made under Item 5 to report the Registrant's acquisition of eight multi-family apartment communities between March 31, 1998 and October 5, 1999. The following financial statements for such acquired properties were filed with such Form 8-K:

  Historical Statement of Revenue and Certain Expenses of the Fairington for the year December 31, 1997 and six months ended June 30, 1998;

  Historical Statement of Revenue and Certain Expenses of Windermere Lakes for the year ended December 31, 1997 and nine months ended September 30, 1998;

  Historical Statement of Revenues and Certain Expenses for Twelve Oaks for the year ended December 31, 1997 and nine months ended September 30, 1998;

  Historical Statement and Certain Expenses for Colonial Grand at Kirkman for the year ended December 31, 1998;

  Historical Statement of Revenue and Certain Expenses for Heron's Run for the year ended December 31, 1998 and six months ended June 30, 1999;

  Historical Statement of Revenue and Certain Expenses for McIntosh for the year ended December 31, 1998 and six months ended June 30, 1999;

  Historical Statement of Revenue and Certain Expenses for Perico for the year ended December 31, 1998 and six months ended June 30, 1999.

(1)
Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TOWN AND COUNTRY TRUST

	By:	/s/ HARVEY SCHULWEIS Harvey Schulweis President
Dated: March 30, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HARVEY SCHULWEIS Harvey Schulweis	Principal Executive Officer, Principal Financial Officer and Trustee	March 30, 2000
/s/ JENNIFER C. MUNCH Jennifer C. Munch	Principal Accounting Officer	March 30, 2000
Alfred Lerner*	Trustee
James H. Berick*	Trustee
H. Grant Hathaway*	Trustee
Milton A. Wolf*	Trustee
*By: /s/ HARVEY SCHULWEIS Harvey Schulweis Attorney-in-Fact		March 30, 2000

*
Powers of attorney authorizing Harvey Schulweis to sign this annual report on Form 10-K on behalf of certain Trustees of the Registrant are being filed with the Securities and Exchange Commission herewith (Exhibit 24).

Schedule III—Real Estate and Accumulated Depreciation

The Town and Country Trust

December 31, 1999

		Inital Cost(c)		Subsequent to Acquisition(d)	Gross Amount at Which Carried at Close of Period
Property Description(a)	Non-Recourse Mortgage Debt(b)	Land	Buildings, Equipment & Improvements	Buildings, Equipment & Improvements	Land	Buildings, Equipment & Improvements	Total (e)	Accumulated Depreciation (f)	Date acquired		Useful Life
	(in thousands)
Maryland
Foxhaven	$8,397	$1,849	$11,929	$2,360	$1,849	$14,289	$16,138	$8,893	1993	(i)	(h)
Gardenwood	11,080	0	17,182	2,390	0	19,572	19,572	12,085	1993	(i)	(h)
West/Greensview/West Commercial	32,688	8,824	37,783	6,525	8,824	44,308	53,132	25,978	1993	(i)	(h)
Montgomery Knolls	5,058	1,505	6,889	1,082	1,505	7,971	9,476	4,640	1993	(i)	(h)
Hollows	7,230	1,424	10,401	1,584	1,424	11,985	13,409	7,389	1993	(i)	(h)
Rolling Road	8,491	0	13,376	2,432	0	15,808	15,808	9,434	1993	(i)	(h)
Woodhill	6,602	1,317	10,097	1,823	1,317	11,920	13,237	7,388	1993	(i)	(h)
Woodmoor	7,081	1,690	11,110	2,320	1,690	13,430	15,120	8,260	1993	(i)	(h)
Hallfield	1,535	320	2,240	290	320	2,530	2,850	1,665	1993	(i)	(h)
Ridgeview	5,382	1,138	7,513	1,040	1,138	8,553	9,691	5,427	1993	(i)	(h)
Charlesmont	10,292	2,049	13,972	2,949	2,049	16,921	18,970	9,880	1993	(i)	(h)
Boeley's Quarters	8,692	1,795	10,549	2,594	1,795	13,143	14,938	7,183	1993	(i)	(h)
Harford	7,398	1,474	10,511	1,352	1,474	11,863	13,337	7,823	1993	(i)	(h)
Tall Oaks	8,718	1,397	9,845	2,149	1,397	11,994	13,391	6,651	1993	(i)	(h)
Willow Lake	10,233	1,781	14,088	5,671	1,781	19,759	21,540	9,803	1993	(i)	(h)
Cockeysville	12,429	2,749	18,151	5,809	2,749	23,960	26,709	12,977	1993	(i)	(h)
Rossville	14,456	3,136	19,944	3,222	3,136	23,166	26,302	14,092	1993	(i)	(h)
Versailles	7,010	1,599	10,921	2,773	1,599	13,694	15,293	7,668	1993	(i)	(h)
Fox Run	500	2,498	11,412	397	2,498	11,809	14,307	3,595	1993		(h)
Stonegate	10,993	2,887	13,261	396	2,887	13,657	16,544	2,653	1994		(h)
Pennsylvania
Hidden Village	5,416	1,229	7,447	861	1,229	8,308	9,537	5,411	1993	(i)	(h)
Emmaus	8,077	1,394	9,577	1,783	1,394	11,360	12,754	6,427	1993	(i)	(h)
Hanover	3,837	590	4,946	1,008	590	5,954	6,544	3,826	1993	(i)	(h)
Colonial Park	12,349	3,033	16,905	3,165	3,033	20,070	23,103	12,651	1993	(i)	(h)
Lancaster East	5,432	812	8,249	1,506	812	9,755	10,567	5,782	1993	(i)	(h)
Lancaster West	8,322	1,285	12,794	2,149	1,285	14,943	16,228	8,841	1993	(i)	(h)
York	8,047	1,951	10,622	1,222	1,951	11,844	13,795	7,869	1993	(i)	(h)
Rolling Hills	4,750	1,282	5,842	444	1,282	6,286	7,568	1,983	1993		(h)
Virginia
Barton's Crossing	25,250	7,320	33,845	1,872	7,320	35,717	43,037	11,246	1993		(h)
The Glen	500	1,157	5,269	253	1,157	5,522	6,679	1,775	1993		(h)
McNair Farms	500	3,564	16,237	757	3,564	16,994	20,558	5,410	1993		(h)
University Heights	500	5,789	26,371	435	5,789	26,806	32,595	8,656	1993		(h)
Carlyle Station	15,101	4,259	19,610	831	4,259	20,441	24,700	3,837	1994		(h)
Delaware
Christina Mill	8,906	2,288	10,454	287	2,288	10,741	13,029	2,047	1994		(h)
North Carolina
Forest Ridge	12,050	3,369	15,705	392	3,369	16,097	19,466	904	1998		(h)
Fairington	11,425	3,307	15,066	118	3,307	15,184	18,491	684	1998		(h)
Florida
Windermere	9,700	2,809	12,797	119	2,809	12,916	15,725	537	1998		(h)
Twelve Oaks	10,128	3,100	13,711	92	3,100	13,803	16,903	572	1998		(h)
Heron's Run	7,748	2,795	12,754	40	2,795	12,794	15,589	146	1999		(h)
Kirkman		4,565	20,795	192	4,565	20,987	25,552	480	1999		(h)
Perico	10,493	2,491	11,248	40	2,491	11,288	13,779	127	1999		(h)
Mcintosh	7,895	2,029	9,194	52	2,029	9,246	11,275	105	1999		(h)
Miscellaneous Investments	84,250	0	814	1,694	0	2,508	2,508	1,380	1993		(h)

Total	$444,941	$99,850	$561,426	$68,470	$99,850	$629,896	$729,746	$264,180

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

(d)
The aggregate cost of land, buildings and equipment on a Federal Income Tax basis is $603,368,316 at December 31, 1999.

(e)
Reconciliation of Real Estate Properties

Balance at January 1, 1994	$491,489
Acquisitions of new partnerships	53,259
Other additions, net of dispositions during 1994	6,595

Balance at December 31, 1994	551,343
Other additions, net of dispositions during 1995	6,757

Balance at December 31, 1995	558,100
Other additions, net of dispositions during 1996	6,343

Balance at December 31, 1996	564,443
Other additions net of dispositions	9,509

Balance at December 31, 1997	573,952
Acquisitions of new partnerships	69,835
Other additions net of dispositions	22,303

Balance at December 31, 1998	666,090
Acquisitions of new partnerships	65,900
Other additions	13,964
Other dispositions	(16,208)

Balance at December 31, 1999	$729,746

(f)
Reconciliation of Accumulated Depreciation

Balance at January 1, 1994	$127,124
1994 depreciation expense, net of retirements	23,380

Balance at December 31, 1994	150,504
1995 depreciation expense, net of retirements	24,047

Balance at December 31, 1995	174,551
1996 depreciation expense, net of retirements	24,138

Balance at December 31, 1996	198,689
1997 depreciation expense, net of retirements	24,257

Balance at December 31, 1997	222,946
1998 depreciation expense, net of retirements	25,465

Balance at December 31, 1998	248,411
1999 depreciation expense, net of retirements	15,769

Balance at December 31, 1999	$264,180

(h)
Depreciation is computed based upon the following estimated lives:

	Assets acquired prior to January 1, 1994	Assets acquired subsequent to December 31, 1993
Buildings	27.5 years	40 years
Building improvements	15 to 19 years	20 years
Furniture, fixtures and equipment	3 to 7 years	5 to 12 years
(i)
Denotes property originally purchased in 1979 by the Predecessor.

QuickLinks

SAFE HARBOR STATEMENT
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
Schedule III—Real Estate and Accumulated Depreciation