Form 10-Q
period 2000-03-31
TOWN & COUNTRY TRUST
filed 2000-05-15
CIK 906110

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended March 31, 2000

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Transition Period From            to

Commission file number 1-12056

THE TOWN AND COUNTRY TRUST

(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	52-6613091 (I.R.S. Employer Identification No.)
SUITE 1700
100 SOUTH CHARLES STREET
BALTIMORE, MARYLAND (Address of principal executive offices)	21201 (Zip Code)

(410) 539-7600
(Registrant's telephone number, including area code)

NOT APPLICABLE
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

    Common Shares of Beneficial Interest, $.01 par value—15,923,836 outstanding as of April 30, 2000

The Town and Country Trust

Form 10-Q

Part I: Financial Information

The Town and Country Trust

Consolidated Balance Sheets

	(Unaudited)
	March 31, 2000	December 31, 1999
	(in thousands)
Assets
Real estate assets:
Land	$99,850	$99,850
Buildings and improvements	627,521	624,975
Other	5,189	4,921

	732,560	729,746
Less accumulated depreciation	(269,864)	(264,180)

	462,696	465,566
Cash and cash equivalents	3,605	2,280
Restricted cash	1,865	1,805
Receivables	2,247	2,475
Prepaid expenses and other assets	4,414	4,464
Deferred financing costs, net of allowance for amortization (2000-$1,123, 1999-$982)	4,131	4,259

Total assets	$478,958	$480,849

Liabilities and shareholders' equity
Mortgages payable	$444,861	$444,941
Accrued interest	2,346	2,348
Accounts payable and other liabilities	7,002	5,456
Security deposits	2,753	2,631
Minority interest	2,868	3,424

Total liabilities	459,830	458,800
Shareholders' equity:
Common shares of beneficial interest ($.01 par value), 500,000,000 shares authorized, 15,923,836 and 15,790,580 issued and outstanding at March 31, 2000 and December 31, 1999	159	158
Additional paid-in capital	321,725	319,481
Accumulated deficit	(299,359)	(295,698)
Unearned compensation—restricted stock	(3,397)	(1,892)

	19,128	22,049

Total liabilities and shareholders' equity	$478,958	$480,849

See accompanying notes to financial statements.

The Town and Country Trust

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2000	1999
	(in thousands, except per share data)
Revenues:
Revenue from rental operations	$29,604	$26,647
Other	89	120

	29,693	26,767
Expenses:
Utilities	1,897	1,882
Other property operations	4,535	4,094
Real estate taxes	2,235	1,962
Depreciation	5,684	6,863
Marketing and advertising	1,064	986
Repairs and maintenance	2,041	1,897
General and administrative	964	773

	18,420	18,457
Interest expense	7,625	6,481
Interest expense related to the amortization of deferred financing costs	141	102

	26,186	25,040

Income before minority interest	3,507	1,727
Income allocated to minority interest	480	237

Net income	$3,027	$1,490

Weighted average common shares outstanding—basic	15,573	15,525
Dilutive effect of outstanding options and restricted shares	220	123

Weighted average common shares outstanding—diluted	15,793	15,648

Per common share—basic and diluted:
Net income	$.19	$.10

Dividends declared and paid per share outstanding	$.42	$.41

See accompanying notes to financial statements.

The Town and Country Trust

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2000	1999
	(in thousands)
Operating activities
Income before minority interest	$3,507	$1,727
Adjustments to reconcile income before minority interest to net cash provided by operating activities:
Depreciation	5,684	6,863
Interest expense related to the amortization of deferred financing costs	141	102
Amortization of unearned compensation	122	96
Changes in operating assets and liabilities:
Increase in restricted cash	(60)	(105)
Decrease in receivables, prepaid expenses and other assets	278	339
Increase in accounts payable, other liabilities, accrued interest and security deposits	1,666	762

Net cash provided by operating activities	11,338	9,784
Investing activities
Property acquisitions	—	(25,306)
Additions to real estate assets, net of disposals	(1,330)	(1,163)
Additions pursuant to value-added capital improvements program	(1,484)	(2,768)

Net cash used in investing activities	(2,814)	(29,237)
Financing activities
Borrowings on mortgages payable	3,000	49,425
Payments on mortgages payable	(3,080)	(24,073)
Proceeds from exercise of share options	618	—
Increase in deferred financing costs	(13)	(621)
Dividends and distributions	(7,724)	(7,476)

Net cash (used in) provided by financing activities	(7,199)	17,255

Increase (decrease) in cash and cash equivalents	1,325	(2,198)
Cash and cash equivalents at beginning of period	2,280	3,784

Cash and cash equivalents at end of period	$3,605	$1,586

Cash interest paid	$7,686	$6,946

See accompanying notes to financial statements.

The Town and Country Trust

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of recurring normal accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

2. Real Estate Acquisitions

    During the year ended December 31, 1999, the Company purchased the following apartment communities:

Property	Location	Date of Acquisition	Number of Units	Contract Amount
Town and Country at Kirkman	Orlando, FL	March 31, 1999	370	$25,000,000
Town and Country Heron's Run	Sarasota, FL	October 5, 1999	274	$15,000,000
Town and Country McIntosh	Sarasota, FL	October 5, 1999	212	$10,900,000
Town and Country Perico	Bradenton, FL	October 5, 1999	256	$13,400,000

    On October 5, 1999 the Company sold the Union Deposit garden apartment community consisting of 468 units in Harrisburg, PA. The proceeds of the sale of Union Deposit were used to acquire the Heron's Run community, in Sarasota, FL, a transaction that was treated as a tax-free exchange.

    The other acquisitions were funded through the use of mortgage loans and the Company's credit facilities. Results of operations for the property partnerships listed above are included in the Company's statements of operations for the periods from the date of acquisition through March 31, 2000.

3. Subsequent Events

    On April 10, 2000, the Company modified its existing $50,000,000 line of credit. Under the modified terms of this facility, which was originally available only for acquisitions, $10,000,000 may be used for working capital purposes.

    On May 4, 2000, the Company announced that its Board of Trustees had declared a dividend for the quarter ended March 31, 2000 of $.42 per share, aggregating $6,688,011. Concurrent with the payment of the dividend, a $1,035,945 limited partnership distribution will be made to the minority interest holders. The dividend and distribution will be paid on June 9, 2000 to holders of record on May 12, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion is based primarily on the consolidated financial statements of The Town and Country Trust (the "Company") as of March 31, 2000 and for the three-month periods ended March 31, 2000 and 1999. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

Results of Operations—Three Months Ended March 31, 2000 and 1999

    Income before minority interest for the three months ended March 31, 2000 was $3,507,000 compared to $1,727,000 for the same period in 1999. Funds from operations increased by 7.0% to $9,134,000 for the three months ended March 31, 2000 from $8,537,000 for the three months ended March 31, 1999. Revenues were $29,693,000 for the three months ended March 31, 2000 compared to $26,767,000 for the same period in 1999, an increase of $2,926,000 or 10.9%. On a same-property basis (i.e. those properties owned by the Company for all of 2000 and 1999), revenue increased by $1,254,000 or 4.8% due to increases in rental rates and improvements in occupancy. Properties acquired during 1999 contributed $1,254,000 in revenue during the quarter. Occupancy was 94.4% for the first quarter of 2000 for all properties and 94.9% on a same-store basis compared to 94.2% and 94.3%, respectively, for the first quarter of 1999.

    Total expenses excluding depreciation and interest were $12,736,000 for the three months ended March 31, 2000 compared to $11,594,000 for the same period in 1999, an increase of $1,142,000. Of this increase, $737,600 is due to the net effect of the newly-acquired properties and the disposition of one property. Same-store operating expenses, excluding general and administrative expenses and depreciation, increased by $213,100 or 2.0% over the first quarter of 1999.

    Interest expense increased by $1,144,000 over that expense in the first quarter of 1999 due to increases in the amount of borrowings that resulted from the expanded financing facility and borrowings under the line of credit related to property acquisitions.

Liquidity and Capital Resources

    Cash from operations for the three months ended March 31, 2000 was $11,338,000 of which $7,724,000 was paid out in dividends and distributions.

    During 1999, the Company acquired four properties, comprising 1,112 units, located in Orlando, Sarasota and Bradenton, Florida. The total contract price of these acquisitions was $64,300,000. The acquisitions were funded through borrowings on the revolving credit facility, the revolving line of credit, property specific debt and in one case, the sale of a property.

    In September 1997, the Company entered into an agreement that provides a $375,000,000 collateralized financing facility. The initial borrowing under the facility of $300,000,000 matures in 2008 and bears a fixed interest rate of 6.91%. The remaining $75,000,000 is available as a 10 1/2 year, variable-rate revolving credit facility which can be converted to a fixed-rate term loan maturing in 2008 at the Company's option. These funds are available for property acquisitions and to expand the ongoing extensive capital improvement program for certain of the Company's existing properties. Total borrowings under the collateralized financing facilities as of March 31, 2000 were $367,000,000.

    The Company has a $50,000,000 revolving line of credit with a bank to be used for acquisitions. Borrowing under this facility bears interest at 120 basis points over LIBOR. Individual draws under the facility mature in eighteen months, and the initial term of the facility expires in September, 2001. As of March 31, 2000, $16,250,000 was outstanding under this facility.

    The following table sets forth certain information regarding the Company's outstanding indebtedness as of March 31, 2000 (in thousands):

		Amount	% of Debt	March 31, 2000 Interest Rate
Fixed Rate Debt:	Collateralized facility	$300,000	67.4%	6.91%
	Conventional mortgages	61,611	13.9%	6.81%-7.85%

		361,611	81.3%

Floating Rate Debt:	Revolving credit facility	67,000	15.0%	6.45%
	Line of Credit	16,250	3.7%	7.33%

		83,250	18.7%

Total Mortgage Debt:		$444,861	100.0%	6.91%

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

Item 4.—Submission of Matters to a Vote of Security Holders

(a)
The Registrant's annual meeting of shareholders was held on May 4, 2000.

(b)
The following Trustees were elected at such annual meeting, each for a one-year term expiring in 2001:

      Alfred Lerner
      Harvey Schulweis
      James H. Berick
      H. Grant Hathaway
      Milton A. Wolf

(c)
The following matters were voted on at the annual meeting of shareholders:

(1)
Election of Trustees:
Trustee Name	Votes For	Abstentions	Broker Non-Votes
Alfred Lerner	14,718,356	423,354	0
Harvey Schulweis	14,720,972	420,738	0
James H. Berick	14,880,621	261,089	0
H. Grant Hathaway	15,040,514	101,196	0
Milton A. Wolf	15,039,514	102,196	0

Item 6.—Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit Number	Exhibit

10.1	Loan Modification Agreement Among the Registrants, The TC Operating Limited Partnership, The TC Property Company II and Allfirst Bank (formerly known as The First National Bank of Maryland) Dated April 10, 2000
27	Financial Data Schedule(1)
(b)
No reports on Form 8-K have been filed in the quarter for which this report is filed.

(1)
Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TOWN AND COUNTRY TRUST
Date: May 12, 2000	/s/ JENNIFER C. MUNCH Jennifer C. Munch Senior Vice President—Treasurer (Principal Accounting Officer)

QuickLinks

SIGNATURE