Form 10-Q
period 2000-06-30
TOWN & COUNTRY TRUST
filed 2000-08-11
CIK 906110

 QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended June 30, 2000

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

Common Shares of Beneficial Interest, $.01 par value 15,986,235 outstanding as of July 31, 2000

The Town and Country Trust

Form 10-Q

INDEX

Part I: Financial Information	Page
Item 1. Financial Statements (Unaudited)
Consolidated balance sheets of The Town and Country Trust as of June 30, 2000 and as of December 31, 1999.	2
Consolidated statements of operations of The Town and Country Trust for the three-month and six month periods ended June 30, 2000 and 1999.	3
Consolidated statements of cash flows of The Town and Country Trust for the six-month periods ended June 30, 2000 and 1999.	4
Notes to consolidated financial statements.	5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Part II: Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits or Reports on Form 8-K	10
Signature	11

Part I: Financial Information

Item 1. Financial Statements.

The Town and Country Trust
Consolidated Balance Sheets

	(Unaudited)
	June 30, 2000	December 31, 1999
	(in thousands)
Assets
Real estate assets:
Land	$103,077	$99,850
Buildings and improvements	639,563	624,975
Other	5,314	4,921

	747,954	729,746
Less accumulated depreciation	(262,840)	(264,180)

	485,114	465,566
Cash and cash equivalents	2,557	2,280
Restricted cash	2,065	1,805
Receivables	2,652	2,475
Prepaid expenses and other assets	3,194	4,464
Deferred financing costs, net of allowance for amortization (2000—$1,266, 1999—$982)	4,217	4,259

Total assets	$499,799	$480,849

Liabilities and shareholders' equity
Mortgages payable	$454,979	$444,941
Notes payable	5,000	—
Accrued interest	2,375	2,348
Accounts payable and other liabilities	6,922	5,456
Security deposits	2,951	2,631
Minority interest	3,618	3,424

Total liabilities	475,845	458,800
Shareholders' equity:
Common shares of beneficial interest ($.01 par value), 500,000,000 shares authorized, 15,927,235 and 15,790,580 issued and outstanding at June 30, 2000 and December 31, 1999	159	158
Additional paid-in capital	321,777	319,481
Accumulated deficit	(294,758)	(295,698)
Unearned compensation—restricted stock	(3,224)	(1,892)

	23,954	22,049

Total liabilities and shareholders' equity	$499,799	$480,849

See accompanying notes to financial statements.

The Town and Country Trust

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(in thousands, except per share data)
Revenues:
Revenue from rental operations	$30,010	$27,985	$59,615	$54,632
Other	119	81	209	201

	30,129	28,066	59,824	54,833
Expenses:
Utilities	1,703	1,634	3,599	3,516
Other property operations	4,711	4,531	9,247	8,625
Real estate taxes	2,173	2,087	4,408	4,049
Depreciation	5,792	7,065	11,477	13,928
Marketing and advertising	1,084	1,004	2,149	1,990
Repairs and maintenance	2,217	2,137	4,258	4,034
General and administrative	939	826	1,903	1,599

	18,619	19,284	37,041	37,741
Interest expense	7,753	6,875	15,378	13,356
Interest expense related to the amortization of deferred financing costs	143	131	284	233

	26,515	26,290	52,703	51,330

Income before gain on disposition of property and minority interest	3,614	1,776	7,121	3,503
Gain on disposition of property	9,461	—	9,461	—

Income before minority interest	13,075	1,776	16,582	3,503
Income allocated to minority interest	1,786	243	2,265	480

Net income	$11,289	$1,533	$14,317	$3,023

Weighted average common shares outstanding—basic	15,592	15,527	15,583	15,526
Dilutive effect of outstanding options and restricted shares	232	243	231	243

Weighted average common shares outstanding—diluted	15,824	15,770	15,814	15,769

Per common share:
Net income—basic	$.72	$.10	$.92	$.19

Net income—diluted	$.71	$.10	$.91	$.19

Dividends declared and paid per share outstanding	$.42	$.41	$.84	$.82

See accompanying notes to financial statements.

The Town and Country Trust
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2000	1999
	(in thousands)
Operating activities
Income before minority interest	$16,582	$3,503
Adjustments to reconcile income before minority interest to net cash provided by operating activities:
Gain from disposition of property	(9,461)	—
Depreciation	11,477	13,928
Interest expense related to the amortization of deferred financing costs	284	233
Amortization of unearned compensation	295	192
Changes in operating assets and liabilities:
Increase in restricted cash	(260)	(180)
Decrease in receivables, prepaid expenses and other assets	1,093	1,702
Increase in accounts payable, other liabilities, accrued interest and security deposits	1,813	889

Net cash provided by operating activities	21,823	20,267
Investing activities
Property acquisitions	(33,038)	(25,355)
Additions to real estate assets	(2,974)	(3,112)
Net proceeds from disposition of property	19,633	—
Additions pursuant to value-added capital improvements program	(5,185)	(5,074)

Net cash used in investing activities	(21,564)	(33,541)
Financing activities
Borrowings on mortgages payable	16,200	53,525
Payments on mortgages payable	(6,162)	(24,102)
Borrowings on notes payable	5,000	—
Proceeds from exercise of share options	670	64
Payment of financing costs	(242)	(686)
Dividends and distributions	(15,448)	(14,953)

Net cash provided by financing activities	18	13,848

Increase in cash and cash equivalents	277	574
Cash and cash equivalents at beginning of period	2,280	3,784

Cash and cash equivalents at end of period	$2,557	$4,358

Cash interest paid	$15,684	$13,705

See accompanying notes to financial statements.

The Town and Country Trust

Notes to Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation

    The accompanying unaudited financial statements of The Town and Country Trust (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of recurring normal accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

2.  Real Estate Acquisitions

    During the year ended December 31, 1999, and the six months ended June 30, 2000, the Company purchased the following apartment communities:

Property	Location	Date of Acquisition	Number of Units	Contract Amount
Town and Country at Kirkman	Orlando, FL	March 31, 1999	370	$25,000,000
Town and Country Heron's Run	Sarasota, FL	October 5, 1999	274	$15,000,000
Town and Country McIntosh	Sarasota, FL	October 5, 1999	212	$10,900,000
Town and Country Perico	Bradenton, FL	October 5, 1999	256	$13,400,000
Town and Country Gardens East	Palm Beach Gardens, FL	June 22, 2000	448	$32,500,000

    On October 5, 1999 the Company sold the Union Deposit garden apartment community consisting of 468 units in Harrisburg, PA. The proceeds of the sale of Union Deposit were used to acquire the Heron's Run community, in Sarasota, FL, a transaction that was treated as a tax-free exchange.

    On June 22, 2000 the Company sold the Colonial Park garden apartment community consisting of 626 units in Harrisburg, PA. The proceeds of the sale of Colonial Park were used to acquire the Gardens East community, in Palm Beach Gardens, Florida, a transaction that was treated as a tax-free exchange.

    The other acquisitions were funded through the use of mortgage loans and the Company's credit facilities. Results of operations for the property partnerships listed above are included in the Company's statements of operations for the periods from the date of acquisition through June 30, 2000.

3.  Notes Payable

    On April 10, 2000, the Company modified its existing $50,000,000 line of credit. Under the modified terms of this facility, which was originally available only for acquisitions, $10,000,000 may be used for working capital purposes.

4.  Subsequent Events

    On July 27, 2000 the Company announced that its Board of Trustees had declared a dividend for the quarter ended June 30, 2000 in the amount of $.42 per share, aggregating $6,714,219. Concurrent with the payment of the dividend, a $1,035,944 limited partnership distribution will be made to the minority interest holders. The dividend and distribution will be paid on September 8, 2000 to holders of record on August 18, 2000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion is based primarily on the consolidated financial statements of the Company as of June 30, 2000 and for the three-month and six-month periods ended June 30, 2000 and 1999. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

Results of Operations—Three Months Ended June 30, 2000 and 1999

    Income before minority interest for the three months ended June 30, 2000 was $13,075,000 compared to $1,776,000 for the same period in 1999. Funds from operations increased by 6.3% to $9,345,000 for the three months ended June 30, 2000 from $8,788,000 for the three months ended June 30, 1999. Revenues were $30,129,000 for the three months ended June 30, 2000 compared to $28,066,000 for the same period in 1999, an increase of $2,063,000 or 7.4%. On a same-property basis (i.e., those properties owned by the Company for all of 2000 and 1999), revenue increased by $1,172,000 or 4.6% due to increases in rental rates. Properties acquired during 1999 and the second quarter of 2000 net of the reduction in revenue from the sale of two properties contributed $891,000 in revenue increases during the quarter. Occupancy was 94.6% for the second quarter of 2000 for all properties and 95.1% on a same-store basis compared to 94.9% and 95.6%, respectively, for the second quarter of 1999.

    Total expenses excluding depreciation and interest were $12,827,000 for the three months ended June 30, 2000 compared to $12,219,000 for the same period in 1999, an increase of $608,000. Of this increase, $417,000 is due to the net effect of the newly-acquired properties and the disposition of two properties. Same-store operating expenses, excluding general and administrative expenses and depreciation, increased by $78,000 or 0.8% over the second quarter of 1999. General and administrative expenses increased by $113,000 or 13.6% from the same period in 1999.

    Interest expense increased by $878,000 over that expense in the second quarter of 1999 due primarily to increases in the amount of borrowings that resulted from the expanded credit facility and borrowings under the line of credit related to property acquisitions.

Results of Operations—Six Months Ended June 30, 2000 and 1999

    Income before minority interest for the six months ended June 30, 2000 was $16,582,000, compared to $3,503,000 for the same period in 1999. Funds from operations increased by 6.7% to $18,480,000 for the six months ended June 30, 2000 from $17,325,000 for the six months ended June 30, 1999. Revenues were $59,824,000 for the six months ended June 30, 2000 compared to $54,833,000 for the same period in 1999, an increase of $4,991,000 or 9.1%. On a same-property basis, revenue increased by $2,408,000 or 4.8%, over the first six months of 1999 due to increases in rental rates and improvements in occupancy.

Properties acquired during 1999 and the second quarter of 2000 contributed $2,583,000 in revenue increase during the quarter, net of the reduction in revenue from the sale of two properties. Occupancy was 94.5% for the first six months of 2000 for all properties and 95.1% on a same-store basis compared to 94.5% and 95.0%, respectively, for the first half of 1999.

    Total expenses excluding depreciation and interest were $25,564,000 for the six months ended June 30, 2000 compared to $23,813,000 for the same period in 1999, an increase of $1,751,000. Of this increase, $1,179,000 is due to the newly-acquired properties net of the reduction in expense from the sale of two properties. Same-store operating expenses and general and administrative expenses, excluding depreciation, increased by $572,000 or 2.6% over the first six months of 1999. Depreciation for the six months ended June 30, 2000 decreased by $2,451,000 from the six months ended June 30, 1999 due to the new acquisitions offset by items that became fully depreciated.

    Interest expense for the six months ended June 30, 2000 increased by $2,022,000 from the expense in the same period of 1999 due to increases in the amount of borrowings that resulted from the expanded financing facility and borrowings related to property acquisitions.

Liquidity and Capital Resources

    Operating activities provided unrestricted cash for the six months ended June 30, 2000 of $21,823,000 of which $15,448,000 was paid out in dividends and distributions.

    During 1999 and the first six months of 2000, the Company acquired five properties, comprising 1,560 units, located in Orlando, Sarasota, Bradenton and Palm Beach Gardens, Florida. The total contract price of these acquisitions was $96,800,000. The acquisitions were funded through borrowings on the revolving credit facility, the revolving line of credit, property specific debt and in two cases, the sale of properties.

    In September 1997, the Company entered into an agreement that provides a $375,000,000 collateralized financing facility. This facility was increased to $382,000,000 in connection with the addition of Gardens East to the collateral pool as a replacement for the property that was sold. The initial borrowing under the facility of $300,000,000 matures in 2008 and bears a fixed interest rate of 6.91%. The remaining $82,000,000 is available as a 10 1/2 year, variable-rate revolving credit facility which can be converted to a fixed-rate term loan maturing in 2008 at the Company's option. The Company intends to use these funds for property acquisitions and to continue the ongoing extensive capital improvement program for certain of the Company's existing properties. Total borrowings under the collateralized financing facilities as of June 30, 2000 were $377,200,000.

    The Company has a $50,000,000 revolving line of credit with a bank. Borrowing under this facility will bear interest at 120 basis points over LIBOR. Individual draws under the facility mature in eighteen months, and the initial term of the facility expires in September, 2001. Initially, the line of credit was available solely for acquisitions. However, on April 10, 2000 the Company modified the terms to provide that $10,000,000 of the facility may be used for working capital purposes. As of June 30, 2000, $21,250,000 was outstanding under this facility.

    The following table sets forth certain information regarding the Company's outstanding indebtedness as of June 30, 2000 (in thousands):

				June 30, 2000
			% of Debt
		Amount		Interest Rate
Fixed Rate Debt:	Collateralized facility	$300,000	65.9%	6.91%
	Conventional mortgages	61,529	13.5%	6.81%-7.85%

		361,529	79.4%

Floating Rate Debt:	Revolving credit facility	77,200	17.0%	6.95%
	Line of Credit	16,250	3.6%	7.84%

		93,450	20.6%

Total Mortgage Debt:		$454,979	100.0%	7.00%

Note Payable		$5,000

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

Item 6.—Exhibits and Reports on Form 8-K

(a)	Exhibit Number	Exhibit
	27	Financial Data Schedule[1]
(b)
No reports on Form 8-K have been filed in the quarter for which this report is filed.

1
Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TOWN AND COUNTRY TRUST
Date: August 11, 2000	/s/ JENNIFER C. MUNCH

Jennifer C. Munch
Senior Vice President—Treasurer (Principal Accounting Officer)

QuickLinks

  Part I: Financial Information
  Item 1. Financial Statements.
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Part II: Other Information
SIGNATURE