Form 10-Q
period 2000-09-30
TOWN & COUNTRY TRUST
filed 2000-11-13
CIK 906110

 QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended September 30, 2000

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

    Common Shares of Beneficial Interest, $.01 par value 15,992,985 outstanding as of October 31, 2000

The Town and Country Trust
Form 10-Q

Part I: Financial Information

Item I. Financial Statements

The Town and Country Trust
Consolidated Balance Sheets

	(Unaudited) September 30, 2000	December 31, 1999
	(in thousands)
Assets
Real estate assets:
Land	$103,081	$99,850
Buildings and improvements	644,690	624,975
Other	5,496	4,921

	753,267	729,746
Less accumulated depreciation	(268,411)	(264,180)

	484,856	465,566
Cash and cash equivalents	1,474	2,280
Restricted cash	2,135	1,805
Receivables	2,751	2,475
Prepaid expenses and other assets	3,790	4,464
Deferred financing costs, net of allowance for amortization (2000—$1,410, 1999—$982)	3,998	4,259

Total assets	$499,004	$480,849

Liabilities and shareholders' equity
Mortgages payable	$454,895	$444,941
Notes payable	5,000	—
Accrued interest	2,261	2,348
Accounts payable and other liabilities	8,823	5,456
Security deposits	3,058	2,631
Minority interest	3,127	3,424

Total liabilities	477,164	458,800
Shareholders' equity:
Common shares of beneficial interest ($.01 par value), 500,000,000 shares authorized, 15,992,985 and 15,790,580 issued and outstanding at September 30, 2000 and December 31, 1999	160	158
Additional paid-in capital	322,742	319,481
Accumulated deficit	(298,012)	(295,698)
Unearned compensation—restricted stock	(3,050)	(1,892)

	21,840	22,049

Total liabilities and shareholders' equity	$499,004	$480,849

See accompanying notes to financial statements.

The Town and Country Trust
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	(in thousands, except per share data)
Revenues:
Revenue from rental operations	$30,787	$28,449	$90,402	$83,082
Other	79	112	288	313

	30,866	28,561	90,690	83,395
Expenses:
Utilities	1,486	1,525	5,085	5,041
Other property operations	4,869	4,638	14,116	13,262
Real estate taxes	2,313	2,042	6,721	6,091
Depreciation	5,572	5,376	17,048	19,304
Marketing and advertising	1,119	1,062	3,267	3,054
Repairs and maintenance	2,288	2,270	6,546	6,304
General and administrative	1,029	893	2,933	2,493

	18,676	17,806	55,716	55,549
Interest expense	8,040	7,022	23,419	20,377
Interest expense related to the amortization of deferred financing costs	144	125	428	358

	26,860	24,953	79,563	76,284

Income before gain on disposition of property and minority interest	4,006	3,608	11,127	7,111
Gain on disposition of property	—	—	9,461	—

Income before minority interest	4,006	3,608	20,588	7,111
Income allocated to minority interest	545	494	2,811	974

Net income	$3,461	$3,114	$17,777	$6,137

Weighted average common shares outstanding—basic	15,646	15,541	15,604	15,531
Dilutive effect of outstanding options and restricted shares	254	238	254	239

Weighted average common shares outstanding—diluted	15,900	15,779	15,858	15,770

Per common share:
Net income—basic	$.22	$.20	$1.14	$.40

Net income—diluted	$.22	$.20	$1.12	$.39

Dividends declared and paid per share outstanding	$.42	$.41	$1.26	$1.23

See accompanying notes to financial statements.

The Town and Country Trust
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2000	1999
	(in thousands)
Operating activities
Income before minority interest	$20,588	$7,111
Adjustments to reconcile income before minority interest to net cash provided by operating activities:
Gain from disposition of property	(9,461)	—
Depreciation	17,048	19,304
Interest expense related to the amortization of deferred financing costs	428	358
Amortization of unearned compensation	469	288
Changes in operating assets and liabilities:
Increase in restricted cash	(330)	(230)
Decrease (increase) in receivables, prepaid expenses and other assets	398	(2,483)
Increase in accounts payable, other liabilities, accrued interest and security deposits	3,707	1,182

Net cash provided by operating activities	32,847	25,530
Investing activities
Property acquisitions	(33,074)	(25,389)
Additions to real estate assets	(4,399)	(4,529)
Net proceeds from disposition of property	19,633	—
Additions pursuant to value-added capital improvements program	(9,037)	(7,661)

Net cash used in investing activities	(26,877)	(37,579)
Financing activities
Borrowings on mortgages payable	16,200	57,025
Payments on mortgages payable	(6,246)	(24,132)
Borrowings on notes payable	15,000	—
Payments on notes payable	(10,000)	—
Proceeds from exercise of share options	1,636	270
Payment of financing costs	(167)	(792)
Dividends and distributions	(23,199)	(22,436)

Net cash (used in)/provided by financing activities	(6,776)	9,935

Decrease in cash and cash equivalents	(806)	(2,114)
Cash and cash equivalents at beginning of period	2,280	3,784

Cash and cash equivalents at end of period	$1,474	$1,670

Cash interest paid	$23,635	$19,917

See accompanying notes to financial statements

The Town and Country Trust
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

    The accompanying unaudited financial statements of The Town and Country Trust (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of recurring normal accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

2. Real Estate Acquisitions

    During the year ended December 31, 1999, and the nine months ended September 30, 2000, the Company purchased the following apartment communities:

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

    The other acquisitions were funded through the use of mortgage loans and the Company's credit facilities. Results of operations for the property partnerships listed above are included in the Company's statements of operations for the periods from the date of acquisition through September 30, 2000.

3. Notes Payable

    On April 10, 2000, the Company modified its existing $50,000,000 line of credit. Under the modified terms of this facility, which was originally available only for acquisitions, $10,000,000 may be used for working capital purposes.

4. Reclassifications

    Certain amounts previously reported have been reclassified to conform with the 2000 presentation.

5. Subsequent Events

    On November 2, 2000 the Company announced that its Board of Trustees had declared a dividend for the quarter ended September 30, 2000 in the amount of $.42 per share, aggregating $6,717,054. Concurrent with the payment of the dividend, a $1,035,944 limited partnership distribution will be made to the minority interest holders. The dividend and distribution will be paid on December 8, 2000 to holders of record on November 20, 2000.

6. New Accounting Pronouncements

    In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133. "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The Company intends to adopt SFAS 133 in the first quarter of fiscal 2001. The adoption of SFAS 133 will not have a material effect on the financial position or results of operations of the Company.

    In 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 explains how generally accepted accounting principles should be applied in the recognition of revenue in financial statements. The Company will implement SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 will not have a material effect on the financial position or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion is based primarily on the consolidated financial statements of The Town and Country Trust (the "Company") as of September 30, 2000 and for the three-month and nine-month periods ended September 30, 2000 and 1999. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

Results of Operations—Three Months Ended September 30, 2000 and 1999

    Income before minority interest for the three months ended September 30, 2000 was $4,006,000, compared to $3,608,000 for the same period in 1999. Funds from operations increased by 6.4% to $9,514,000 for the three months ended September 30, 2000 from $8,943,000 for the three months ended

September 30, 1999. Revenues were $30,866,000 for the three months ended September 30, 2000 compared to $28,561,000 for the same period in 1999, an increase of $2,305,000 or 8.1%. On a same-property basis (i.e., those properties owned by the Company for all of 2000 and 1999), revenues increased by $1,313,000 or 5.0%, due primarily to increases in rental rates. Properties acquired during 1999 and the second quarter of 2000, net of the reduction in revenues from the sale of two properties contributed $992,000 in revenue increase during the quarter. Occupancy was 94.8% for the third quarter for all properties and 95.5% on a same store basis, compared to 95.1% and 95.9% for the third quarter of 1999.

    Total expenses excluding depreciation, amortization and interest were $13,104,000 for the three months ended September 30, 2000 compared to $12,430,000 for the same period in 1999, an increase of $674,000, or 5.4%, due primarily to property acquisitions. Same store operating expenses, excluding general and administrative expense and depreciation, decreased by 0.5% from the third quarter of 1999.

    Interest expense increased by $1,018,000 over that expense in the third quarter of 1999 due to increases in the amount of borrowings that resulted from the expanded credit facility and borrowings under the line of credit related to property acquisitions.

Results of Operations—Nine Months Ended September 30, 2000 and 1999

    Income before minority interest for the nine months ended September 30, 2000 was $11,127,000, compared to $7,111,000 for the same period in 1999. Funds from operations increased by 6.6%, to $27,994,000, for the nine months ended September 30, 1999 from $26,268,000 for the nine months ended September 30, 1999. Revenues were $90,690,000 for the nine months ended September 30, 2000 compared to $83,395,000 for the same period in 1999, an increase of $7,295,000, or 8.8%. On a same-property basis, revenues increased by $3,721,000 or 4.8% for the first nine months of 2000 over the same period in 1999 due to increases in rental rates. Properties acquired during 1999 and the second quarter of 2000 contributed $3,574,000 in revenue increase during the period, net of the reduction in revenue from the sale of two properties. Occupancy was 94.6% for all properties for the nine months ended September 30, 2000 and 95.2% on a same store basis, compared to 94.7% and 95.3% for the nine months ended September 30, 1999.

    Total expenses, excluding depreciation, amortization and interest, were $38,668,000 for the nine months ended September 30, 2000 compared to $36,245,000 for the same period in 1999, an increase of $2,423,000, or 6.7%. Of this increase, $1,765,000 was due to the newly acquired properties, net of the reduction in expense from the sale of two properties. Same store operating expenses, and general and administrative expenses, excluding depreciation, increased by $658,000, or 2.0%, over the third quarter of 1999. Depreciation for the nine months ended September 30, 2000 decreased by $2,256,000, or 11.7%, from $19,304,000 to $17,048,000, over the nine months ended September 30, 1999 due to the sale of two properties and reductions in depreciation as some assets became fully depreciated, offset by the acquisitions of new properties.

    Interest expense for the nine months ended September 30, 2000 increased by $3,042,000 to $23,419,000 from $20,377,000 for the same period of 1999 due to increases in the amount of borrowings that resulted from the expanded financing facility and borrowings related to property acquisitions.

Liquidity and Capital Resources

    Operating activities provided unrestricted cash for the nine months ended September 30, 2000 of $32,847,000 of which $23,199,000 was paid out in dividends and distributions.

    During 1999 and the first nine months of 2000, the Company acquired five properties, comprising 1,560 units, located in Orlando, Sarasota, Bradenton and Palm Beach Gardens, Florida. The total contract price of these acquisitions was $96,800,000. The acquisitions were funded through borrowings on the revolving credit facility, the revolving line of credit, property specific debt and in two cases, the sale of properties.

    In September 1997, the Company entered into an agreement that provides a $375,000,000 collateralized financing facility. This facility was increased to $382,000,000 in connection with the addition of Gardens East to the collateral pool as a replacement for the property that was sold. The initial borrowing under the facility of $300,000,000 matures in 2008 and bears a fixed interest rate of 6.91%. The remaining $82,000,000 is available as a 10 1/2 year, variable-rate revolving credit facility which can be converted to a fixed-rate term loan maturing in 2008 at the Company's option. The Company intends to use these funds for property acquisitions and to continue the ongoing extensive capital improvement program for certain of the Company's existing properties. Total borrowings under the collateralized financing facilities as of September 30, 2000 were $377,200,000.

    The Company has a $50,000,000 revolving line of credit with a bank. Borrowing under this facility will bear interest at 120 basis points over LIBOR. Individual draws under the facility mature in eighteen months, and the initial term of the facility expires in September, 2001. Initially, the line of credit was available solely for acquisitions. However, on April 10, 2000 the Company modified the terms to provide that $10,000,000 of the facility may be used for working capital purposes. As of September 30, 2000, $21,250,000 was outstanding under this facility.

    The following table sets forth certain information regarding the Company's outstanding indebtedness as of September 30, 2000 (in thousands):

		Amount	% of Debt	September 30, 2000 Interest Rate
Fixed Rate Debt:	Collateralized facility	$300,000	65.9%	6.91%
	Conventional mortgages	61,445	13.5%	6.81%-7.85%

		361,445	79.4%

Floating Rate Debt:	Revolving credit facility	77,200	17.0%	7.19%
	Line of Credit	16,250	3.6%	7.83%

		93,450	20.6%

Total Mortgage Debt:		$454,895	100.0%	7.04%

Note Payable		$5,000

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

Safe Harbor Statement

    With the exception of historical information, the matters discussed in this Report are forward-looking statements that involve risks and uncertainties and actual results could differ materially from those discussed. Certain statements herein and in future filings by the Company with the Securities and Exchange Commission and in written and oral statements made by or with the approval of any authorized executive officer of the Company constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such Acts. The words and phrases "looking ahead," "we are confident," "should be," "will be," "predicted," "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to: competition for tenants and acquisitions from others, many of whom may have greater financial resources than the Company; changes in rental rates which may be charged by the Company in response to market rental rate changes or otherwise; changes in federal income tax laws and regulations; any changes in the Company's capacity to acquire additional apartment properties and any changes in the Company's financial condition or operating results due to an acquisition of additional apartment properties; unanticipated increases in operating expenses due to factors such as casualties to the Company's apartment properties or adverse weather conditions in the geographic locations of the Company's apartment properties; interest rate fluctuations; and local economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the real estate investment trust industry, or the markets in which the Company's apartment properties are located. The Company undertakes no obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes since December 31, 1999.

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

THE TOWN AND COUNTRY TRUST
Date:	November 13, 2000	/s/ JENNIFER C. MUNCH Jennifer C. Munch Senior Vice President—Treasurer (Principal Accounting Officer)

QuickLinks

INDEX
  Part I: Financial Information
  Item I. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Part II: Other Information
  Item 6.—Exhibits and Reports on Form 8-K
SIGNATURE