Form 10-K
period 2000-12-31
TOWN & COUNTRY TRUST
filed 2001-03-30
CIK 906110

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 2000

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from __________________ to __________________

Commission File No. 001-12056

THE TOWN AND COUNTRY TRUST

(Exact Name of Registrant as Specified in Its Charter)

MARYLAND	52-6613091

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

100 S. Charles Street
Baltimore, Maryland	21201

(Address of Principal Executive Office)	(ZIP Code)

(410) 539-7600

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Shares of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 15, 2001: $264,841,056.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practical date:

        16,062,738 Common Shares of Beneficial Interest, $.01 Par Value, at March 15, 2001

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Document In Which Incorporated

Portions of the Registrant's Notice of Annual Meeting and Proxy Statement dated March 26, 2001	I and III

Portions of the Registrant's 2000 Annual Report to Shareholders	II and IV

None of the Report of the Compensation Committee of the Board of Trustees on Executive Compensation, the Audit Committee Report or the Performance Graph contained in the Registrant's Notice of Annual Meeting and Proxy Statement dated March 30, 2001 shall be deemed incorporated by reference herein.

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

        The Registrant currently owns and operates 42 multifamily properties (the "Properties") comprising 15,237 apartment units located in Maryland, Pennsylvania, Virginia, Delaware, North Carolina and Florida. Each of the Properties is owned by a separate general partnership (each, a “Property Partnership” and, collectively, the “Property Partnerships”). The Registrant and The TC Operating Partnership (the “Operating Partnership”), which was formed in connection with the Registrant’s initial public offering, together indirectly own 100% of each Property Partnership.

        The Registrant and a wholly-owned subsidiary are the sole general partners of and together own an approximately 86% general partnership interest in the Operating Partnership. The remaining 14% limited partnership interest in the Operating Partnership was retained by certain of the indirect predecessor owners of the original twenty-six Properties, including Messrs. Lerner and Schulweis. As a general partner of the Operating Partnership, the Registrant has full and complete control over the management of the Operating Partnership and, through wholly-owned subsidiaries, over each of the Properties.

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

        In fiscal 2000, the Registrant acquired one multifamily property, comprising 448 apartment units, for consideration of $32,500,000. The Property acquired by the Registrant in 2000 was paid for with additional long term borrowing of $13,200,000 combined with the proceeds from the sale of the Registrant’s Colonial Park, 626-unit apartment community, in a transaction that was treated as a tax-free exchange.

Indebtedness

        In September, 1997, the Registrant, the Property Partnerships which existed at that time, the Registrant's wholly-owned subsidiaries, the Operating Partnership and The TC Property Company (a general partnership of which the Operating Partnership and a wholly-owned subsidiary of the Registrant are the sole partners) entered into a financing agreement with Prudential Mortgage Capital Company (fka Washington Mortgage Financial Group, Ltd.) (“Prudential Mortgage”). Pursuant to this financing agreement, the Registrant is permitted to borrow up to $375,000,000, which amount may be increased, in certain circumstances, to up to $450,000,000. In June, 2000, this financing amount was increased to permit the Registrant to borrow up to $382,152,000. The initial borrowing of $300,000,000 outstanding under this financing agreement bears interest at a fixed rate of 6.91% and matures on April 1, 2008. The remaining $82,152,000 is available as a revolving credit facility bearing interest at a variable rate which is the aggregate of the market interest rate for certain Fannie Mae-backed obligations at the time of each such advance plus an agreed-upon spread. At December 31, 2000, $82,152,000 in revolving credit advances were outstanding at a variable rate of interest of 7.2%. At March 15, 2001, advances of $82,152,000 were outstanding at the rate of 6.15%. The Registrant has purchased an interest rate protection contract which limits the maximum variable interest rate on $75,000,000 to 10.5%. At the Registrant’s option, any outstanding portion of the $82,152,000 revolving credit facility can be converted to a fixed-rate loan maturing on April 1, 2008.

        This financing agreement is secured, inter alia, by first- and second-priority mortgages on each of the Properties (other than those acquired in 1998 and three acquired in 1999) and by guaranties executed by each of the Property Partnerships (other than the Property Partnerships which own the Properties acquired in 1998 and three of the Properties acquired in 1999) in favor of Prudential Mortgage. A portion of the funds provided under this financing agreement was used to refinance the Registrant’s outstanding publicly-issued and bank mortgage indebtedness of approximately $290,000,000, which had scheduled maturities of August, 1998.

        In September, 1998, the Registrant, the Operating Partnership, and The TC Property Company II obtained a $50 million revolving credit facility from Allfirst Bank (fka The First National Bank of Maryland), which amount may be advanced for the purpose of acquiring or refinancing apartment properties. On April 10, 2000 this facility was modified to provide that $10 million may be used for working capital purposes. Such facility bears interest at a variable rate equal to 120 basis points over the LIBOR rate. At December 31, 2000, $16,250,000 in revolving credit advances were outstanding at a variable rate of interest of 8.02%, and $5,000,000 in working capital advances were outstanding at a rate of 7.85%. The initial term of this credit facility expires in September, 2001, at which time the Registrant expects to extend or refinance the debt.

        In March, 1999, the Property Partnerships which own three of the four Properties acquired in 1998 and which are not party to the financing agreement described above with Prudential Mortgage entered into separate financing arrangements with Legg Mason Real Estate Services, Inc. as assignor to and servicer for The Federal Home Loan Mortgage Corporation (“Legg Mason”). Pursuant to these arrangements, such Property Partnerships borrowed, in the aggregate, $33.175 million. Such borrowings were used to repay the advances outstanding under the Allfirst Bank credit facility described above and to repay to the Operating Partnership sums advanced by it to fund the 1998 acquisition of Properties. In October, 1999, the Property Partnerships which own two of the Properties acquired in 1999 entered into separate financial arrangements with Legg Mason, the proceeds, aggregating $18,400,000, of which were used to fund the acquisition of such Properties. Each loan is secured by a first-priority mortgage on the Property owned by the respective Property Partnership. Each of the five Legg Mason loans has a term of ten years. Three of the loans bear interest at a fixed rate of 6.81% per annum and two of the loans bear interest at a fixed rate of 7.85% per annum. The Property Partnership which owns the fourth Property acquired in 1998 and which is not a party to the financing arrangement described above with Prudential Mortgage assumed an amortizing mortgage in the amount of $6,745,000 upon the acquisition of that Property. During 1999, the mortgage was increased by $3.5 million. At December 31, 2000, the mortgage had an outstanding balance of $9,957,000 at a fixed rate of interest of 7.74%. The mortgage matures in 2003.

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

        All of the Properties have been subjected to a Phase I or similar environmental assessment which generally does not involve invasive techniques such as soil or ground water sampling. These assessments have not revealed any environmental conditions that the Registrant believes will have a material adverse effect on its business, assets, financial condition or results of operations, nor is the Registrant aware of any material environmental liability.

Employees

        As of December 31, 2000 the Registrant had 413 employees.

ITEM 2.      PROPERTIES.

        The Properties consist of 42 multifamily properties comprising 15,237 apartment units located in suburban Baltimore, Maryland; suburban Washington, D.C. and northern Virginia; southeastern Pennsylvania; Delaware; Charlotte, North Carolina; and Florida.

        The average occupancy rate for all Properties for fiscal 2000 and fiscal 1999 was 94.7% and 94.7%, respectively. Tenant leases are generally for one-year terms, with automatic two-month renewals after the completion of the first year, and often require security deposits. Approximately 96% of the apartments in the Properties are one-bedroom and two-bedroom apartments. The balance are three-bedroom apartments. The Properties typically consist of two- and three-story buildings in a landscaped setting, many with amenities such as swimming pools, tennis courts, playgrounds and community buildings. All apartments offer air conditioning. The majority of such buildings are of brick construction and all of the Properties are located in mature, fully-developed neighborhoods. During 2000, the Registrant completed a program that began in 1997 that provided for approximately $30,000,000 in capital improvements to certain Properties. The capital improvements included paving, roofs, vinyl siding and the expansion of an ongoing program to make such revenue-enhancing improvements as the modernization of kitchens and bathrooms and the installation of washers, dryers and carpeting within certain apartment units. In 2000, the Registrant expanded the program to include additional Properties.

        The following table presents certain additional information concerning the Properties:

Property Name	Square Footage (1)	Number Of Units	2000 Average Occupancy (2)

Suburban Baltimore, Maryland

Town & Country Bowleys Quarters	348,005	462	90.4%
Baltimore, Maryland

Town & Country Charlesmont	411,349	565	92.8%
Dundalk, Maryland

Town & Country Cockeysville	502,878	540	94.8%
Cockeysville, Maryland

Town & Country Foxhaven	404,628	460	93.3%
Baltimore, Maryland

Town & Country Gardenwood	427,760	492	94.9%
Baltimore, Maryland

Property Name	Square Footage (1)	Number Of Units	2000 Average Occupancy (2)

Town & Country Hallfield	63,276	75	98.0%
Perry Hall, Maryland

Town & Country Harford	297,077	336	97.7%
Carney, Maryland

Town & Country Hollows	291,091	336	96.1%
Glen Burnie, Maryland

Town & Country Ridgeview	217,849	257	93.3%
Rossville, Maryland

Town & Country Rolling Road	324,401	384	96.0%
Baltimore, Maryland

Town & Country Rossville	532,264	692	94.1%
Rossville, Maryland

Town & Country West/Greensview	1,199,359	1,350	97.0%
Ellicott City, Maryland

Town & Country Woodhill	281,860	334	95.8%
Glen Burnie, Maryland

Town & Country Woodmoor	341,188	424	92.2%
Baltimore, Maryland

Versailles-North Charles	252,669	210	97.4%
Towson, Maryland

Stonegate	282,072	260	94.4%
Elkton, Maryland

Suburban Washington, D.C.

Town & Country Montgomery Knolls	198,330	210	94.7%
Gaithersburg, Maryland

Town & Country Tall Oaks	368,224	352	95.0%
Laurel, Maryland

Town & Country Willow Lake	380,748	456	96.4%
Laurel, Maryland

Fox Run	210,891	218	96.1%
Germantown, Maryland

Property Name	Square Footage (1)	Number Of Units	2000 Average Occupancy (2)

Southeastern Pennsylvania

Hidden Village	223,006	264	96.8%
Allentown, Pennsylvania

Colonial Crest Emmaus	275,379	329	94.9%
Emmaus, Pennsylvania

Town & Country Hanover	186,366	215	97.9%
Hanover, Pennsylvania

Town & Country Lancaster West	343,350	413	96.2%
Lancaster, Pennsylvania

Town & Country Lancaster East	228,294	272	95.6%
Lancaster, Pennsylvania

Town & Country York	313,940	396	89.9%
York, Pennsylvania

Rolling Hills	145,100	184	96.4%
York, Pennsylvania

Virginia Properties

Barton's Crossing	436,876	532	98.3%
Alexandria, Virginia

University Heights	400,122	466	98.2%
Ashburn, Virginia

The Glen at Leesburg	123,950	134	99.1%
Leesburg, Virginia

The Village at	220,748	283	98.6%
McNair Farms
Herndon, Virginia

Carlyle Station	386,545	408	98.1%
Manassas, Virginia

Delaware Property

Christina Mill	182,604	228	96.3%
Newark, Delaware

North Carolina Properties

Town & Country Forest Ridge	333,258	330	87.9%
Charlotte, North Carolina

Property Name	Square Footage (1)	Number Of Units	2000 Average Occupancy (2)

Town & Country Fairington	267,300	250	86.5%
Charlotte, North Carolina

Florida Properties

Town & Country Windermere Lakes	223,332	276	89.8%
Orlando, Florida

Town & Country Twelve Oaks	222,692	284	92.3%
Orlando, Florida

Town & Country at Kirkman	336,910	370	91.2%
Orlando, Florida

Town & Country McIntosh	191,000	212	89.3%
Sarasota, Florida

Town & Country Heron’s Run	245,250	274	91.3%
Sarasota, Florida

Town & Country Perico	239,032	256	91.2%
Bradenton, Florida

Gardens East Apartments	372,712	448	89.2%
Palm Beach Gardens, Florida (3)

Total	13,233,685	15,237

(1)	Represents total square footage of apartment units at each Property.

(2)	Average occupancy is defined as gross potential rent less vacancy allowance divided by gross potential rent for the period, expressed as a percentage.

(3)	Acquired on June 22, 2000.

Management of the Properties

        Each of the Properties is managed by the Operating Partnership. The management staff for each Property includes on-site management and maintenance personnel as well as off-site support staff. On-site staff performs leasing and rent collection functions and coordinates maintenance and resident services. Property management staff are supervised by district managers and regional managers.

        The accounting and administrative functions for the Registrant are performed by a central staff located in Baltimore, Maryland.

        The Registrant endeavors to maximize revenues through the aggressive marketing and leasing of its apartment communities. Decisions regarding rental rates and implementation of marketing programs are made locally and approved regionally based upon current data on market demographics, analysis of competing properties and current and projected apartment availability. Leasing applicants' creditworthiness also is reviewed.

        The Registrant believes that resident retention is key to maximizing net operating income growth. Resident retention minimizes the costs associated with vacancy, leasing and preparing apartments for new occupants. The Registrant believes that its service-oriented property management philosophy results in higher rental rates and occupancy levels while minimizing resident turnover and operating expenses.

        The Registrant will continue to use a program of regular preventive maintenance, together with renovations and refurbishing, to preserve and enhance the quality and value of the Properties.

        Operating expenses are controlled at each Property by establishing budgets and monitoring costs. The Registrant continuously evaluates vendors and service contracts for cost and quality and negotiates volume discount purchasing programs. In addition, the Registrant passes water expenses through to tenants by the use of sub-meters where local and state regulations and market conditions allow.

ITEM 3.      LEGAL PROCEEDINGS

        There were no legal proceedings pending at December 31, 2000 or as of the date of this report to which the Registrant, the Operating Partnership or any of the Property Partnerships is a party or to which the Properties are subject that are likely to have a material adverse impact on the Registrant's operations.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The age (as of March 15, 2001), business experience during the past five years and offices presently held by Messrs. Lerner and Schulweis are set forth under the caption "Election of Trustees" in the Registrant's Proxy Statement dated March 30, 2001, previously filed with the Commission (Exhibit 99), which information is incorporated herein by reference. Such information in respect of each of the Registrant's Executive Officers who are not Trustees is reported below. The Registrant's Bylaws provide that officers shall hold office until their successors are elected and qualified.

        Michael H. Rosen: Age 57. Mr. Rosen, Chief Operating Officer of the Registrant, served as Executive Vice President from the Registrant's initial public offering until March 2001. Prior to such time, he had served as Executive Vice President of The Town and Country Management Corporation, responsible for all day-to-day operations, since 1979.

        Jennifer C. Munch: Age 53. Mrs. Munch served as Senior Vice President and Treasurer of the Registrant from February 2000 until March 2001. Previously, she served as Vice President—Treasurer of the Registrant since the Registrant's initial public offering. Prior to such time, she had served as Controller of The Town and Country Management Corporation, responsible for all financial operations, since 1979, Vice President—Controller since 1983, and Senior Vice President—Controller since December 1991. Mrs. Munch is a Certified Public Accountant.

        Alan W. Lasker: Age 54. Mr. Lasker has served as Senior Vice President-Finance of the Registrant since February 2000. Prior thereto, he served as Vice President-Finance of the Registrant since July, 1997. Mr. Lasker also has served as Senior Vice President of Schulweis Realty, Inc., a private real estate and investment development firm, since 1991. Mr. Lasker is a Certified Public Accountant.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

        Information in response to this Item is set forth on page 24 of the Registrant's 2000 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 6.      SELECTED FINANCIAL DATA

        Information in response to this item is set forth on page 23 of the Registrant's 2000 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information in response to this Item is set forth on pages 20 through 22 of the Registrant's 2000 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information in response to this Item is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” beginning on page 21 of the Registrant’s 2000 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)   Financial Statements

        The financial statements, together with the report thereon of Ernst & Young LLP dated January 29, 2001, appearing on page 19 of the Registrant's 2000 Annual Report to Shareholders (Exhibit 13), are incorporated herein by reference.

(b)   Supplementary Data

     Information in response to this Item is set forth in the financial statement schedules appearing on pages F-1 through F-3 of this Form 10-K.

ITEM 9.      DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information concerning the Registrant's Trustees is set forth under the captions "Election of Trustees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's Proxy Statement dated March 30, 2001, previously filed with the Commission (Exhibit 99), which information is incorporated herein by reference. The information required by this Item in respect of the Registrant's Executive Officers who are not Trustees is set forth in Item 4 on page 8 of this Form 10-K and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information in response to this Item is set forth under the caption "Compensation of Executive Officers" in the Registrant's Proxy Statement dated March 30, 2001, previously filed with the Commission (Exhibit 99), which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information in response to this Item is set forth under the caption "Ownership of Common Shares of Beneficial Interest" in the Registrant's Proxy Statement dated March 30, 2001, previously filed with the Commission (Exhibit 99), which information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information in response to this Item is set forth under the caption "Election of Trustees-Certain Related Transactions; Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement dated March 30, 2001, previously filed with the Commission (Exhibit 99), which information is incorporated herein by reference.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:

PAGE

(1)	Financial Statements:

	Report of Independent Auditors	19*

Consolidated Balance Sheets of
the Registrant at December 31, 2000
	and at December 31, 1999	8*

Consolidated Statements of
Operations of the Registrant for
the years ended December 31, 2000,
December 31, 1999 and December 31,
	1998	9*

Consolidated Statements of
Shareholders' Equity of the
Registrant for the years ended
December 31, 2000, December 31,
	1999 and December 31, 1998	10*

Consolidated Statements of Cash
Flows of the Registrant for the
years ended December 31, 2000,
December 31, 1999 and
	December 31, 1998	11*

Notes to Consolidated
Financial Statements of the
	Registrant	12*

*Incorporated by reference from the indicated page of the Registrant's 2000 Annual Report to Shareholders. With the exception of this information and the information incorporated in Items 5, 6, 7 and 8, the 2000 Annual Report to Shareholders is not deemed filed as part of this report.

(2)	Financial Statement Schedules:

Schedule III--Real Estate and
	Accumulated Depreciation	F-1

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3)             Exhibits

Exhibit
Number

3.1	First Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 (No. 33-63150)).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-ll (No. 33-63150)).

10.1	Amended and Restated Agreement of Limited Partnership of The TC Operating Limited Partnership dated as of January 26, 1995 (incorporated by reference to Exhibit 10.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.2*	Registrant's Amended and Restated 1993 Long Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.3*	Registrant’s 1997 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.4	Master Credit Facility Agreement, dated as of September 26, 1997, entered into by and among the Registrant, the TC Operating Limited Partnership, The Town and Country Holding Corporation, The TC Property Company, The Town and Country Oriole Corporation, each of the Property Partnerships and Prudential Mortgage Capital Company (fka Washington Mortgage Financial Group, Ltd.) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.5	Form of Payment Guaranty executed by each of the Property Partnerships in favor of Prudential Mortgage Capital Company (fka Washington Mortgage Financial Group, Ltd.) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.6	Form of Amended and Restated Multifamily Deed of Trust, together with Riders thereto, executed by each of the Property Partnerships (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.7	Form of Amended and Restated Indemnity Multifamily Deed of Trust, together with Riders thereto, executed by each of the Property Partnerships (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.8	Financing Agreement dated September 25, 1998, by and among the Registrant, The TC Operating Limited Partnership, The TC Property Company II and Allfirst Bank (fka The First National Bank of Maryland) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.9*	Adoption Agreement for Benefit Designers of Maryland, Inc. Non-Standardized 401(k) Profit Sharing Plan and Trust of The Town and Country Management Company (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

13	The Registrant's 2000 Annual Report to Shareholders

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

24	Powers of Attorney

99	The Registrant's Notice of Annual Meeting and Proxy Statement dated March 30, 2001

*Compensation plan or arrangement required to be filed as an exhibit hereto.

(b)    Reports on Form 8-K

                No reports on Form 8-K have been filed during the last quarter of the Registrant’s fiscal year ended December 31, 2000.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TOWN AND COUNTRY TRUST

By:	/s/ Harvey Schulweis
Harvey Schulweis President

Dated: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harvey Schulweis Harvey Schulweis	Principal Executive Officer, Principal Financial Officer and Trustee	March 30, 2001

/s/ William J. Fishell William J. Fishell	Vice President and Controller	March 30, 2001

Alfred Lerner*	Trustee
James H. Berick*	Trustee
H. Grant Hathaway*	Trustee
Milton A. Wolf*	Trustee

*By: /s/ Harvey Schulweis		March 30, 2001

Harvey Schulweis
Attorney-in-Fact

*Powers of attorney authorizing Harvey Schulweis to sign this annual report on Form 10-K on behalf of certain Trustees of the Registrant are being filed with the Securities and Exchange Commission herewith (Exhibit 24).

            Schedule III--Real Estate and Accumulated Depreciation
                          The Town and Country Trust
                               December 31, 2000
                                                                           Gross Amount
                                                                             at Which
                                                      Subsequent to         Carried at
                                   Inital Cost (c)    Acquisition (d)     Close of Period
                                   ----------------------------------------------------------------
                   Non-Recourse          Buildings,    Buildings,            Buildings,            Accumulated
    Property         Mortgage            Equipment &   Equipment &           Equipment &   Total   Depreciation    Date     Useful
 Description (a)     Debt (b)    Land   Improvements  Improvements   Land   Improvements    (e)        (f)       acquired    Life
---------------------------------------------------------------------------------------------------------------------------------
                                                          (in thousands)
                      C>              >
Maryland
 Foxhaven             $8,397     $1,849    $11,929      $2,928       $1,849  $14,857      $16,706     $9,274      1993 (i)     (h)
 Gardenwood           11,080          0     17,182       2,593            0   19,775       19,775     12,616      1993 (i)     (h)
 West/Greensview/
  West Commercial     32,688      8,824     37,783       7,940        8,824   45,723       54,547     27,264      1993 (i)     (h)
 Montgomery Knolls     5,058      1,505      6,889       1,727        1,505    8,616       10,121      4,944      1993 (i)     (h)
 Hollows               7,230      1,424     10,401       1,737        1,424   12,138       13,562      7,710      1993 (i)     (h)
 Rolling Road          8,491          0     13,376       2,610            0   15,986       15,986      9,868      1993 (i)     (h)
 Woodhill              6,602      1,317     10,097       1,990        1,317   12,087       13,404      7,704      1993 (i)     (h)
 Woodmoor              7,081      1,690     11,110       2,911        1,690   14,021       15,711      8,613      1993 (i)     (h)
 Hallfield             1,535        320      2,240         314          320    2,554        2,874      1,724      1993 (i)     (h)
 Ridgeview             5,382      1,138      7,513       1,125        1,138    8,638        9,776      5,654      1993 (i)     (h)
 Charlesmont          10,292      2,049     13,972       3,113        2,049   17,085       19,134     10,348      1993 (i)     (h)
 Boeley's Quarters     8,692      1,795     10,549       3,015        1,795   13,564       15,359      7,587      1993 (i)     (h)
 Harford               7,398      1,474     10,511       1,485        1,474   11,996       13,470      8,108      1993 (i)     (h)
 Tall Oaks             8,718      1,397      9,845       2,882        1,397   12,727       14,124      7,017      1993 (i)     (h)
 Willow Lake          10,233      1,781     14,088       5,917        1,781   20,005       21,786     10,417      1993 (i)     (h)
 Cockeysville         12,429      2,749     18,151       7,085        2,749   25,236       27,985     13,705      1993 (i)     (h)
 Rossville            14,456      3,136     19,944       3,443        3,136   23,387       26,523     14,711      1993 (i)     (h)
 Versailles            7,010      1,599     10,921       3,345        1,599   14,266       15,865      8,106      1993 (i)     (h)
 Fox Run                 500      2,498     11,412         522        2,498   11,934       14,432      4,120        1993       (h)
 Stonegate            10,993      2,887     13,261         525        2,887   13,786       16,673      3,143        1994       (h)

Pennsylvania
 Hidden Village        5,416      1,229      7,447       1,419        1,229    8,866       10,095      5,811      1993 (i)     (h)
 Emmaus                8,077      1,394      9,577       2,359        1,394   11,936       13,330      6,946      1993 (i)     (h)
 Hanover               3,837        590      4,946       1,066          590    6,012        6,602      3,978      1993 (i)     (h)
 Lancaster East        5,432        812      8,249       2,155          812   10,404       11,216      6,240      1993 (i)     (h)
 Lancaster West        8,322      1,285     12,794       3,328        1,285   16,122       17,407      9,668      1993 (i)     (h)
 York                  8,047      1,951     10,622       1,343        1,951   11,965       13,916      8,155      1993 (i)     (h)
 Rolling Hills         4,750      1,282      5,842         552        1,282    6,394        7,676      2,284        1993       (h)

Virginia
 Barton's Crossing    25,250      7,320     33,845       2,294        7,320   36,139       43,459     12,913        1993       (h)
 The Glen                500      1,157      5,269         679        1,157    5,948        7,105      2,046        1993       (h)
 McNair Farms            500      3,564     16,237         924        3,564   17,161       20,725      6,207        1993       (h)
 University Heights      500      5,789     26,371         625        5,789   26,996       32,785      9,899        1993       (h)
 Carlyle Station      15,101      4,259     19,610       1,094        4,259   20,704       24,963      4,558        1994       (h)

Delaware
 Christina Mill        8,906      2,288     10,454         465        2,288   10,919       13,207      2,425        1994       (h)

North Carolina
 Forest Ridge         12,050      3,369     15,705         626        3,369   16,331       19,700      1,471        1998       (h)
 Fairington           11,425      3,307     15,066       2,274        3,307   17,340       20,647      1,292        1998       (h)

Florida
  Windermere           9,700      2,809     12,797         376        2,809   13,173       15,982        987        1998       (h)
  Twelve Oaks          9,957      3,100     13,711         313        3,100   14,024       17,124      1,051        1998       (h)
  Heron's Run          7,748      2,795     12,754         179        2,795   12,933       15,728        592        1999       (h)
  Kirkman             16,250      4,565     20,795         363        4,565   21,158       25,723      1,208        1999       (h)
  Perico              10,402      2,491     11,248         147        2,491   11,395       13,886        517        1999       (h)
  Mcintosh             7,826      2,029      9,194         176        2,029    9,370       11,399        426        1999       (h)
  Gardens East        19,501      5,970     27,182          98        5,970   27,280       33,250        486        2000       (h)

Miscellaneous
 Investments          76,000          0        814       2,312             0    3,126        3,126      1,632       1993       (h)
                    -----------------------------------------------------------------------------------------
   Total            $459,762   $102,787   $571,703     $82,374      $102,787 $654,077     $756,864   $273,425
                    =========================================================================================

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

(d)  The aggregate cost of land, buildings and equipment on a Federal Income Tax basis is $629,883,301 at December 31, 2000.

(e)  Reconciliation of Real Estate Properties
     --------------------------------------------------
       Balance at January 1, 1998                                      $573,952
       Acquisition of new partnerships                                   69,835
       Other additions                                                   22,303
       Other dispositions                                                     -
                                                             ------------------
       Balance at December 31, 1998                                     666,090
       Acquisition of new partnerships                                   65,900
       Other additions                                                   13,964
       Other dispositions                                               (16,208)
                                                             ------------------
       Balance at December 31, 1999                                     729,746
       Acquisition of new partnerships                                   33,156
       Other additions                                                   16,951
       Other dispositions                                               (22,989)
       Balance at December 31, 2000                                    $756,864
                                                             ==================

(f)  Reconciliation of Accumulated Depreciation
     --------------------------------------------------
       Balance at January 1, 1998                                      $222,946
       1998 depreciation expense, net of retirements                     25,465
                                                             ------------------
       Balance at December 31, 1998                                     248,411
       1999 depreciation expense, net of retirements                     15,769
                                                             ------------------
       Balance at December 31, 1999                                     264,180
       2000 depreciation expense, net of retirements                      9,245
                                                             ------------------
       Balance at December 31, 2000                                    $273,425
                                                             ==================

                                      F-2

                       Notes to Schedule III (continued)

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
                                           -------------------------------------
Buildings                                  27.5 years            40 years
Building improvements                      15 to 19 years        20 years
Furniture, fixtures and equipment          3 to 7 years          5 to 12 years

(i)  Denotes property originally purchased in 1979 by the Predecessor.

                                      F-3