Form 10-Q
period 2001-03-31
TOWN & COUNTRY TRUST
filed 2001-05-15
CIK 906110

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended March 31, 2001

                                      or

[ _ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Transition Period
         From______________ to ______________

Commission file number  1-12056
                       ---------

                          THE TOWN AND COUNTRY TRUST
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   MARYLAND                                  52-6613091
-------------------------------------------------     -------------------------
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                  Identification No.)

                SUITE 1700
         100 SOUTH CHARLES STREET
           BALTIMORE, MARYLAND                                   21201
-------------------------------------------------     -------------------------
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  Yes   X    No____
                                                        ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

   Common Shares of Beneficial Interest, $.01 par value 16,062,738 outstanding as of April 30, 2001

                          The Town and Country Trust
                                   Form 10-Q

                                     INDEX
                                     -----

Part I: Financial Information                                                                       Page
-----------------------------                                                                       ----
Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets as of March 31, 2001 and as of December 31, 2000                2

          Consolidated Statements of Operations for the three-month periods ended
           March 31, 2001 and 2000                                                                    3

          Consolidated Statements of Cash Flows for the three-month periods ended
           March 31, 2001 and 2000                                                                    4

          Notes to Consolidated Financial Statements                                                  5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                               6

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                  9

Part II: Other Information
--------------------------

Item 1.   Legal Proceedings                                                                          10
Item 2.   Changes in Securities                                                                      10
Item 3.   Defaults Upon Senior Securities                                                            10
Item 4.   Submission of Matters to a Vote of Security Holders                                        10
Item 5.   Other Information                                                                          10
Item 6.   Exhibits or Reports on Form 8-K                                                            10

Signature                                                                                            11

Part I:  Financial Information

                          The Town and Country Trust

                          Consolidated Balance Sheets

                                                                                                    (Unaudited)
                                                                                        -----------------------------------
                                                                                          March 31,          December 31,
                                                                                               2001                  2000
                                                                                        -----------------------------------
Assets                                                                                             (in thousands)
Real estate assets:
   Land                                                                                  $  102,787            $  102,787
   Buildings and improvements                                                               651,194               648,238
   Other                                                                                      6,314                 5,839
                                                                                        -----------------------------------
                                                                                            760,295               756,864

Less accumulated depreciation                                                              (278,467)             (273,425)
                                                                                        -----------------------------------
                                                                                            481,828               483,439

Cash and cash equivalents                                                                     1,244                 1,262
Restricted cash                                                                               2,260                 2,210
Receivables                                                                                   1,451                 2,014
Prepaid expenses and other assets                                                             5,742                 5,908
Deferred financing costs, net of allowance for amortization
  (2001-$1,693, 2000-$1,549)                                                                  3,715                 3,859
                                                                                        -----------------------------------
       Total assets                                                                      $  496,240            $  498,692
                                                                                        ===================================

Liabilities and shareholders' equity
Mortgages payable                                                                        $  459,675            $  459,762
Notes payable                                                                                 5,000                 5,000
Accrued interest                                                                              2,263                 2,287
Accounts payable and other liabilities                                                        8,372                 5,695
Security deposits                                                                             3,202                 3,093
Minority interest                                                                             1,884                 2,803
                                                                                        -----------------------------------
Total liabilities                                                                           480,396               478,640

Shareholders' equity:
  Common shares of beneficial interest ($.01 par value),
    500,000,000 shares authorized, 16,062,738 and 16,009,985
    issued and outstanding at March 31, 2001 and December 31,
    2000                                                                                        161                   160
  Additional paid-in capital                                                                323,770               322,992
  Accumulated deficit                                                                      (306,220)             (300,224)
  Unearned compensation - restricted stock                                                   (1,867)               (2,876)
                                                                                        -----------------------------------
                                                                                             15,844                20,052
                                                                                        -----------------------------------
      Total liabilities and shareholders' equity                                         $  496,240            $  498,692
                                                                                        ===================================

See accompanying notes to consolidated financial statements.

                          The Town and Country Trust

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                           Three Months Ended March 31,
                                                                                           2001                     2000
                                                                                     -------------------------------------
                                                                                     (in thousands, except per share data)
Revenues:
   Revenue from rental operations                                                     $  31,684                $  29,604
   Other                                                                                     46                       89
                                                                                     -------------------------------------
                                                                                         31,730                   29,693
Expenses:
   Utilities                                                                              2,055                    1,897
   Other property operations                                                              5,139                    4,535
   Real estate taxes                                                                      2,362                    2,235
   Depreciation                                                                           5,122                    5,684
   Marketing and advertising                                                              1,134                    1,064
   Repairs and maintenance                                                                2,189                    2,041
   General and administrative                                                             1,235                      964
   Separation expenses                                                                    3,338                        -
                                                                                     -------------------------------------
                                                                                         22,574                   18,420

Interest expense                                                                          7,963                    7,625
Interest expense related to the
   amortization of deferred financing costs                                                 144                      141
                                                                                     -------------------------------------
                                                                                         30,681                   26,186
                                                                                     -------------------------------------
Income before minority interest                                                           1,049                    3,507
Income allocated to minority interest                                                       142                      480
                                                                                     -------------------------------------
Net income                                                                            $     907                $   3,027
                                                                                     =====================================

Weighted average common shares outstanding - basic                                       15,709                   15,573
Dilutive effect of outstanding options and restricted shares                                346                      220
                                                                                     -------------------------------------
Weighted average common shares outstanding - diluted                                     16,055                   15,793
                                                                                     =====================================
Per common share - basic and diluted:

Net income:                                                                           $     .06                $     .19
                                                                                     =====================================
Dividends declared and paid per share outstanding                                     $     .43                $     .42
                                                                                     =====================================

See accompanying notes to consolidated financial statements.

                          The Town and Country Trust

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                                                Three Months Ended March 31,
                                                                                                    2001                2000
                                                                                            ----------------------------------
Operating activities                                                                                   (in thousands)
Income before minority interest                                                               $    1,049          $    3,507
Adjustments to reconcile income before minority interest
 to net cash provided by operating activities:
     Depreciation                                                                                  5,122               5,684
     Interest expense related to the amortization of deferred
       financing costs                                                                               144                 141
     Amortization of unearned compensation                                                         1,009                 122
     Changes in operating assets and liabilities:
       Increase in restricted cash                                                                   (50)                (60)
       Decrease in receivables, prepaid expenses and other assets                                    729                 278
       Increase in accounts payable, other liabilities, accrued interest and
         security deposits                                                                         2,762               1,666
                                                                                            ----------------------------------
Net cash provided by operating activities                                                         10,765              11,338

Investing activities
Additions to real estate assets, net of disposals                                                 (1,744)             (1,330)
Additions pursuant to value-added capital improvements program                                    (1,767)             (1,484)
                                                                                            ----------------------------------
Net cash used in investing activities                                                             (3,511)             (2,814)

Financing activities
Borrowings on mortgages payable                                                                        -               3,000
Payments on mortgages payable                                                                        (87)             (3,080)
Borrowings on notes payable                                                                       13,500                   -
Payments on notes payable                                                                        (13,500)                  -
Proceeds from exercise of share options                                                              779                 618
Payment of financing costs                                                                             -                 (13)
Dividends and distributions                                                                       (7,964)             (7,724)
                                                                                            ----------------------------------
Net cash (used in) financing activities                                                           (7,272)             (7,199)
                                                                                            ----------------------------------
Increase in cash and cash equivalents                                                                (18)              1,325
Cash and cash equivalents at beginning of period                                                   1,262               2,280
                                                                                            ----------------------------------
Cash and cash equivalents at end of period                                                    $    1,244          $    3,605
                                                                                            ==================================

Cash interest paid                                                                            $    8,547          $    7,686
                                                                                            ==================================

See accompanying notes to consolidated financial statements.

                          The Town and Country Trust

                  Notes to Consolidated Financial Statements

                                March 31, 2001
                                  (Unaudited)

1. Basis of Presentation

The accompanying interim unaudited consolidated financial statements of The Town and Country Trust (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of recurring normal accruals, necessary for a fair presentation of financial position at March 31, 2001 and results of operations for the interim periods ended March 31, 2001 and 2000 have been included. Interim results of operations for the three-month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Effective January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133). Statement 133 requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. The Company uses an interest rate protection agreement as a cash flow hedge to reduce the potential impact of increases in interest rates relating to the floating rate portion of certain borrowings. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The adoption of Statement 133 did not have a material effect on the financial position or results of operations of the Company.

2.  Separation Expense

As reported in its Form 8-K dated March 1, 2001, during the first quarter of 2001, the Company recorded a nonrecurring charge of approximately $3.3 million, or $0.18 per diluted share, relating to the departure of two senior executives and one non-executive officer. Included in this charge is approximately $1.2 million of non-cash items relating principally to the accelerated vesting of restricted stock grants made in prior years.

3. Subsequent Events

On May 3, 2001, the Board of Trustees declared a dividend for the quarter ended March 31, 2001 in the amount of $.43 per share ($6,906,977). Concurrent with the payment of the dividend, a $1,060,610 limited partnership distribution will be made to the minority interest holders. The dividend and distribution will be paid on June 8, 2001 to holders of record on May 11, 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

The following discussion is based primarily on the consolidated financial statements of the Company as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

Results of Operations - Three Months Ended March 31, 2001 and 2000
------------------------------------------------------------------

Income before minority interest for the three months ended March 31, 2001 was $1,049,000 compared to $3,507,000 for the same period in 2000. Funds from operations decreased by 33.3% to $6,093,000 for the three months ended March 31, 2001 from $9,134,000 for the three months ended March 31, 2000. Results for the first quarter of 2001 included a nonrecurring separation charge of $3,338,000 related to the departure of two senior executives and one non-executive officer. Excluding the effect of the nonrecurring separation charge, income before minority interest increased $880,000 or 25.1% and funds from operations increased $297,000 or 3.3%. Revenues were $31,730,000 for the three months ended March 31, 2001 compared to $29,693,000 for the same period in 2000, an increase of $2,037,000 or 6.9%. On a same-property basis (i.e. those properties owned by the Company for all of 2001 and 2000), revenue increased by $1,901,000 or 6.6% due to increases in rental rates. The one property acquired during 2000 contributed $178,000 in revenue increase for the quarter, net of the reduction in revenue from the sale of one property. Occupancy was 94.5% for the first quarter of 2001 for all properties and 94.6% on a same-store basis compared to 94.4% and 94.5%, respectively, for the first quarter of 2000.

Total expenses excluding depreciation, amortization, interest and nonrecurring separation expense were $14,114,000 for the three months ended March 31, 2001 compared to $12,736,000 for the same period in 2000, an increase of $1,378,000 or 10.8%. Of this increase, $148,000 is due to the newly acquired property, net of the reduction in expense from the sale of one property. General and administrative expenses increased by $271,000 or 28.1% to $1,235,000 from $964,000 for the same period in 2000. Same-store operating expenses, excluding general and administrative expenses, depreciation and nonrecurring separation expense, increased by $959,000 or 8.5% over the first quarter of 2000. Insurance cost increased by $194,000 or 51% to $576,000 and utility costs increased by $227,000 or 13% to $1,998,000 over the first quarter of 2000.

Interest expense for the three months ended March 31, 2001 increased by $338,000 or 4.4% to $7,963,000 from $7,625,000 for the same period in 2000 due to increases in the amount of borrowings relating to the property acquisition and value-added capital improvements.

Liquidity and Capital Resources
-------------------------------

Operating activities provided unrestricted cash for the three months ended March 31, 2001 of $10,765,000 of which $7,964,000 was paid out in dividends and distributions.

During 2001, the Company will make capital improvements to certain properties. The improvements will include paving, roofs, vinyl siding, landscaping and revenue-enhancing improvements as the modernization of kitchens and bathrooms and the installation of washers, dryers and carpeting within certain apartment units. $1,767,000 in cost were incurred related to the capital improvements in the quarter ended March 31, 2001. The Company finances such capital improvements through a revolving credit facility and working capital.

In September, 1997 the Company entered into an agreement that provides a $375,000,000 collateralized financing facility. In June, 2000 the total facility was increased to $382,152,000. The initial borrowing under the facility of $300,000,000 matures in 2008 and bears a fixed interest rate of 6.91%. The remaining $82,152,000 is available as a 10-1/2 year, variable rate revolving credit facility which can be converted to a fixed-rate term loan maturing in 2008 at the Company's option. These funds are available for property acquisitions and to expand the ongoing extensive capital improvement program for certain of the Company's existing properties. Total borrowings under the collateralized financing facility as of March 31, 2001 were $382,152,000.

In April, 2000 the Company modified its $50,000,000 line of credit from a bank. Under the modified terms $10,000,000 of the facility, which is due on demand, may be used for working capital purposes, and the balance is available for acquisitions. Borrowings under this facility bear interest at 120 basis points over LIBOR. Individual draws under the facility mature in eighteen months, and the initial term of the facility expires in September, 2001, at which time the Company expects to extend or refinance the debt. As of March 31, 2001, $21,250,000 was outstanding under this facility.

The following table sets forth certain information regarding the Company's outstanding indebtedness as of March 31, 2001 (in thousands):

                                                                 Amount             % of Debt           March 31, 2001
                                                                 ------             ---------
                                                                                                          Interest Rate
                                                                                                          -------------
Fixed Rate Debt:              Collateralized facility              $300,000             64.6%                    6.91%
                              Conventional mortgages                 61,273             13.1%            6.81% - 7.85%
                                                            ------------------------------------
                                                                    361,273             77.7%
                                                            ------------------------------------
Floating Rate Debt:           Revolving credit facility              82,152             17.7%                    6.15%
                              Line of Credit                         21,250              4.6%                    6.52%
                                                            ------------------------------------
                                                                    103,402             22.3%
                                                            ------------------------------------
Total Debt                                                         $464,675            100.0%                    6.80%
                                                            ====================================

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

There have been no material changes to the Company's exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2000.

 Part II:  Other Information

         Items 1 through 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

 Item 4 - Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------

(a) The Registrant's annual meeting of shareholders was held on May 3, 2001.

(b) The following Trustees were elected at such annual meeting, each for a one-year term expiring in 2002:

               Alfred Lerner
               Harvey Schulweis
               James H. Berick
               H. Grant Hathaway
               Milton A. Wolf

(c) The following matter was voted on at the annual meeting of shareholders:

          Election of Trustees:
          --------------------

                                                                  Broker
    Trustee Name             Votes For       Abstentions        Non-Votes
    ------------             ---------       -----------        ---------
    Alfred Lerner            14,936,997      222,884                 0
    Harvey Schulweis         14,741,459      418,422                 0
    James H. Berick          14,805,498      354,383                 0
    H. Grant Hathaway        15,033,704      126,177                 0
    Milton A. Wolf           14,890,704      269,177                 0

Item 6  -  Exhibits and Reports on Form 8-K
-------------------------------------------

     (a)   Exhibit
           Number         Exhibit
           ----------------------

           10.1           Second Amended and Restated Agreement of Limited

                          Partnership of The TC Operating Limited Partnership dated as of January 31, 2001


     (b) On April 4, 2001, the Registrant filed a current report on Form 8-K dated March 1, 2001. The filing was made in conjunction with the Registrant entering into agreements with two executive officers and one non-executive officer in conjunction with their resignations from the Registrant. The report was made pursuant to Item 5 of Form 8-K. No financial statements were filed with such Form 8-K.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE TOWN AND COUNTRY TRUST


Date:  May 15, 2001              /s/ James Dolphin
       --------------            ----------------------------------------------
                                 James Dolphin
                                 Senior Vice President, Chief Financial Officer