Form 10-Q
period 2001-06-30
TOWN & COUNTRY TRUST
filed 2001-08-14
CIK 906110

                                 UNITED STATES
                      Securities and Exchange Commission
                            Washington, D.C. 20549


                                   FORM 10-Q



    FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR
            (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from    to

                        Commission file number 1-12056

                          THE TOWN AND COUNTRY TRUST
                     -------------------------------------
            (Exact name of registrant as specified in its charter)

            Maryland                                          52-6613091
-------------------------------------                     -----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

        Suite 1700, 100 South Charles Street, Baltimore, Maryland 21201
              (Address of principal executive offices - zip code)

                                (410) 539-7600
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes       X               No  ____
                                                ---

                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

Common Shares of Beneficial Interest, $.01 par value 16,086,039 outstanding as of June 30, 2001.

                          THE TOWN AND COUNTRY TRUST
                                   Form 10-Q
                                     INDEX

                                                                                                PAGE
                                                                                                ----
          PART I: FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)
               Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000...........   2

               Consolidated Statements of Operations for the three-month and six-month periods
               ended June 30, 2001 and 2000....................................................   3
               Consolidated Statements of Cash Flows for the six-month periods ended
               June 30, 2001 and 2000..........................................................   4

               Notes to Consolidated Financial Statements......................................   5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations   6

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...........................  11

          PART II: OTHER INFORMATION

Item 1.   Legal Proceedings....................................................................  12
Item 2.   Changes in Securities................................................................  12
Item 3.   Defaults Upon Senior Securities......................................................  12
Item 4.   Submission of Matters to a Vote of Security Holders..................................  12
Item 5.   Other Information....................................................................  12
Item 6.   Exhibits or Reports on Form 8-K......................................................  12

Signature......................................................................................  13

                           THE TOWN AND COUNTRY TRUST
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except for share data)
                                  (Unaudited)

                                                                        June 30,                         December 31,
                                                                          2001                                2000
---------------------------------------------------------------------------------------------------------------------
ASSETS
Real estate assets:
 Land                                                                   $ 102,787                           $ 102,787
 Buildings and improvements                                               655,099                             648,238
 Other                                                                      6,836                               5,839
                                                                        ---------                           ---------
                                                                          764,722                             756,864
 Less accumulated depreciation                                           (283,628)                           (273,425)
                                                                        ---------                           ---------
                                                                          481,094                             483,439

Cash and cash equivalents                                                   1,610                               1,262
Restricted cash                                                             2,385                               2,210
Other assets                                                                8,678                              11,781
                                                                        ---------                           ---------
   Total assets                                                         $ 493,767                           $ 498,692
                                                                        =========                           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages payable                                                       $ 459,586                           $ 459,762
Notes payable                                                               5,500                               5,000
Accrued interest, security deposits and other                              13,877                              11,075
 liabilities                                                            ---------                           ---------
   Total liabilities                                                      478,963                             475,837

Minority interest                                                           1,491                               2,803

Shareholders' equity:
  Common shares of beneficial interest ($.01 par value),
    500,000,000 shares authorized; 16,086,039 shares
    issued and outstanding (16,009,985 in 2000)                               161                                 160
  Additional paid-in capital                                              324,195                             322,992
  Accumulated deficit                                                    (308,884)                           (300,224)
  Unearned compensation - restricted stock                                 (2,159)                             (2,876)
                                                                        ---------                           ---------
                                                                           13,313                              20,052
                                                                        ---------                           ---------
    Total liabilities and shareholders' equity                          $ 493,767                           $ 498,692
                                                                        =========                           =========

See accompanying notes to consolidated financial statements

                           THE TOWN AND COUNTRY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                                       Three Months Ended                   Six Months Ended
                                                                             June 30,                            June 30,
                                                                         2001           2000                 2001           2000
--------------------------------------------------------------------------------------------------------------------------------
REVENUES
Revenue from rental operations                                        $32,427        $30,010              $64,111        $59,615
Other                                                                      64            119                  110            209
                                                                      -------        -------              -------        -------
                                                                       32,491         30,129               64,221         59,824
EXPENSES
Rental expenses:
   Utilities                                                            1,686          1,703                3,741          3,599
   Real estate taxes                                                    2,387          2,173                4,749          4,408
   Marketing and advertising                                            1,203          1,084                2,337          2,149
   Repairs and maintenance                                              2,319          2,217                4,508          4,258
   Other property operating expenses                                    5,653          4,711               10,792          9,247
   Depreciation                                                         5,189          5,792               10,311         11,477
General and administrative                                              1,334            939                2,568          1,903
Separation expenses (Note 2)                                                -              -                3,338              -
                                                                      -------        -------              -------        -------
                                                                       19,771         18,619               42,344         37,041

Interest expense                                                        7,801          7,896               15,910         15,662
                                                                      -------        -------              -------        -------
                                                                       27,572         26,515               58,254         52,703
                                                                      -------        -------              -------        -------
Income before gain on sale of investment and
  minority interest                                                     4,919          3,614                5,967          7,121
Gain on sale of investment                                                  -          9,461                    -          9,461
                                                                      -------        -------              -------        -------
Income before minority interest                                         4,919         13,075                5,967         16,582
Income allocated to minority interest                                     667          1,786                  809          2,265
                                                                      -------        -------              -------        -------
Net income                                                            $ 4,252        $11,289              $ 5,158        $14,317
                                                                      =======        =======              =======        =======

Net income per common share:
 Basic                                                                   $.27           $.72                 $.33           $.92
 Diluted                                                                 $.26           $.71                 $.32           $.91
Dividends declared and paid per share                                    $.43           $.42                 $.86           $.84

Weighted average common shares outstanding - basic                     15,731         15,592               15,720         15,583
Diluted effect of outstanding options and restricted shares               351            232                  351            231
                                                                      -------        -------              -------        -------
Weighted average common shares outstanding - diluted                   16,082         15,824               16,071         15,814
                                                                      =======        =======              =======        =======

See accompanying notes to consolidated financial statements

                           THE TOWN AND COUNTRY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                        Six Months Ended June 30,
                                                                                            2001                2000
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Income before minority interest                                                         $  5,967            $ 16,582
Adjustments to reconcile income before minority interest
 to net cash provided by operating activities:
  Gain from disposition of property                                                            -              (9,461)
  Depreciation                                                                            10,311              11,477
  Interest expense related to the amortization of deferred financing costs                   290                 284
  Amortization of unearned compensation                                                    1,095                 295
  Changes in operating assets and liabilities:
     Increase in restricted cash                                                            (175)               (260)
     Decrease in other assets                                                              2,814               1,093
     Increase in accounts payable, other liabilities, accrued interest
      and security deposits                                                                2,802               1,813
                                                                                        --------            --------
Net cash provided by operating activities                                                 23,104              21,823

INVESTING ACTIVITIES
Property acquisitions                                                                          -             (33,038)
Net proceeds from disposition of property                                                      -              19,633
Additions to real estate assets, net of disposals                                         (3,429)             (2,974)
Additions pursuant to value-added capital improvements program                            (4,537)             (5,185)
                                                                                        --------            --------
Net cash used in investing activities                                                     (7,966)            (21,564)

FINANCING ACTIVITIES
Borrowings on mortgages payable                                                                -              16,200
Payments on mortgages payable                                                               (176)             (6,162)
Borrowings on notes payable                                                               24,500               5,000
Payments on notes payable                                                                (24,000)                  -
Proceeds from exercise of share options                                                      827                 670
Payment of financing costs                                                                     -                (242)
Dividends and distributions                                                              (15,941)            (15,448)
                                                                                        --------            --------
Net cash (used in) provided by financing activities                                      (14,790)                 18
                                                                                        --------            --------
Increase in cash and cash equivalents                                                        348                 277
Cash and cash equivalents at beginning of period                                           1,262               2,280
                                                                                        --------            --------
Cash and cash equivalents at end of period                                              $  1,610            $  2,557
                                                                                        ========            ========
Cash interest paid                                                                      $ 16,023            $ 15,684
                                                                                        ========            ========

See accompanying notes to consolidated financial statements.

                           THE TOWN AND COUNTRY TRUST
                   Notes to Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)

1. Basis of Presentation

The accompanying financial statements of The Town and Country Trust (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and accordingly, do not necessarily include all of the information required by generally accepted accounting principles. Such financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position at June 30, 2001 and results of operations for the interim periods ended June 30, 2001 and 2000. Interim results of operations for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for a full year. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

3. Subsequent Events

On August 2, 2001, the Board of Trustees declared a regular quarterly dividend of $.43 per share (approximately $6.9 million). Concurrent with the payment of the dividend, a $1.1 million limited partnership distribution will be made to the minority interest holders. The dividend and distribution will be paid on September 10, 2001 to holders of record as of August 17, 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Overview

The following discussion is based primarily on the consolidated financial statements of the Company as of June 30, 2001 and for the three-month and six-month periods ended June 30, 2001 and 2000. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

The financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The Company believes funds from operations ("FFO") to be a widely used and appropriate measure of financial performance for an equity REIT. FFO is defined as net income (loss) before minority interest excluding adjustments for unconsolidated partnerships and joint ventures as well as gains (losses) from debt restructuring and sales of property, plus depreciation of revenue-producing real property. This definition of FFO is consistent with the current definition promulgated by the National Association of Real Estate Investment Trusts (NAREIT) but the Company acknowledges that all companies and analysts do not calculate FFO in the same fashion. Therefore, the Company's definition of FFO may not be comparable to similarly titled measures reported by other companies. FFO is affected by the financial performance of the properties and the capital structure of the Company. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is not necessarily indicative of cash available to fund all cash flow needs. FFO should not be considered as an alternative to net income as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity.

A reconciliation of FFO from income before gain on sale of investments and minority interest is as follows:

                                                          Three Months Ended June 30,    Six Months Ended June 30,
(In thousands)
                                                               2001           2000           2001           2000
                                                            --------       --------       --------       --------
Income before gain on sale of investments and                $ 4,919       $  3,614       $  5,967       $  7,121
 minority interest
Real estate depreciation                                       5,099          5,731         10,144         11,359
                                                            --------       --------       --------       --------
Funds from operations                                        $10,018       $  9,345       $ 16,111       $ 18,480
                                                            ========       ========       ========       ========
Other Data:
Net cash provided by operating activities                    $12,339       $ 10,485       $ 23,104       $ 21,823
Net cash used in investing activities                         (4,455)       (18,750)        (7,966)       (21,564)
Net cash (used in) provided by financing activities           (7,518)         7,217        (14,790)            18

Results of Operations - Three Months Ended June 30, 2001 and 2000 Income before gain on sale of investments and minority interest for the three months ended June 30, 2001 was $4,919,000 compared to $3,614,000 for the same period in 2000, an increase of $1,305,000 or 36.1%. Revenues were $32,491,000 for the three months ended June 30, 2001 compared to $30,129,000 for the same period in 2000, an increase of $2,362,000 or 7.8%.

Forty-one of the Company's 42 apartment communities have been owned and operated throughout both 2000 and 2001. These "same-store" communities accounted for approximately 96.5% of the Company's rental revenues during the second quarter of 2001. On a same-store basis revenue increased by $2,245,000 or 7.7% due to a 7.3% increase in average rent and continued high occupancy. The one property acquired during 2000 contributed $172,000 in revenue increase for the quarter, net of the reduction in revenue from the sale of one property. Occupancy was 94.8% for the second quarter of 2001 for all properties and 95.0% on a same-store basis compared to 94.5% and 94.6%, respectively, for the second quarter of 2000. In the second quarter of 2000, the Company reported a gain on the sale of one property of $9,461,000 while no such sales occured, therefore, no such gains were recorded for the second quarter of 2001.

Total expenses excluding depreciation, amortization and interest were $14,582,000 for the three months ended June 30, 2001 compared to $12,827,000 for the same period in 2000, an increase of $1,755,000 or 13.7%. General and administrative expenses increased by $395,000 or 42.1% to $1,334,000 from $939,000 for the same period in 2000 due to increases in legal, accounting and employee related cost. Same-store rental expenses, excluding depreciation increased by $1,190,000 or 10.4% over the first quarter of 2000. Insurance cost increased by $184,000 or 47% to $574,000. Management expense increased by $127,000 or 20% and other expense increased $145,000 or 25% reflecting certain technology and personnel related costs.

Interest expense for the three months ended June 30, 2001 decreased by $95,000 or 1.2% to $7,801,000 from $7,896,000 for the same period in 2000 due to the continued favorable trend in interest rates.

Results of Operations - Six Months Ended June, 2001 and 2000

Income before gain on sale of investment and minority interest for the six months ended June 30, 2001 was $5,967,000 compared to $7,121,000 for the same
period in 2000.    Results for the first six months of 2001 included a
nonrecurring separation charge of $3,338,000 related to the departure of two senior executives and one non-executive officer. Excluding the effect of the nonrecurring separation charge, income before gain on sale of investment and minority interest increased $2,184,000 or 30.6%. Revenues were $64,221,000 for the six months ended June 30, 2001 compared to $59,824,000 for the same period in 2000, an increase of $4,397,000 or 7.3%. The Company's forty-one "same-store" communities accounted for 96.4% of its rental revenues during the six months ended June 30, 2001. On a same-store basis revenue increased by $4,147,000 or 7.2% due to a 7.1% increase in average rental rates and continued high occupancy. The one property acquired during 2000 contributed $350,000 in revenue increase for the six months ended June 30, 2001, net of the reduction in revenue from the sale of one property. Occupancy was 94.7% for the six months ended June 30, 2001 for all properties and 94.8% on a same-store basis compared to 94.5% and 94.6%, respectively, for the six months ended June 30, 2000. In the second quarter of 2000, a gain on the sale of one property was $9,461,000, and the Company reported no such sales in 2001.

Total expenses excluding depreciation, amortization interest and nonrecurring separation expense were $28,695,000 for the six months ended June 30, 2001 compared to $25,564,000 for the same period in 2000, an increase of $3,131,000 or 12.2%. General and administrative expenses increased by $665,000 or 34.9% to $2,568,000 from $1,903,000 for the same period in 2000 due to increases in legal, accounting and employee related costs. Same-store operating expenses, excluding general and administrative expenses, depreciation and nonrecurring separation expense, increased by $2,149,000 or 9.4% over the same period in 2000. Insurance cost increased by $379,000 or 49% to $1,150,000. Utility costs increased by $271,000 or 8.1% to $3,631,000 over the same period in 2000, caused by the increase in prices of natural gas experienced in the first quarter. Management expense increased $195,000 or 15% and other expense increased $254,000 or 20% reflecting certain technology related costs and personnel costs.

Interest expense for the six months ended June 30, 2001 increased by $248,000 or 1.6% to $15,910,000 from $15,662,000 for the same period in 2000 due to increases in the amount of borrowings relating to the property acquisition and value-added capital improvements offset by lower interest rates.

Liquidity and Capital Resources

Operating activities provided unrestricted cash for the six months ended June 30, 2001 of $23,104,000 of which $15,941,000 was paid out in dividends and distributions.

During 2001, the Company has made and will make capital improvements to certain properties. The improvements include carpeting, paving, roofs, vinyl siding and landscaping as well as certain revenue-enhancing improvements such as the modernization of kitchens and bathrooms and the installation of washers and dryers within certain apartment units. A total of $4,537,000 in capital improvements were made during the six months ended June 30, 2001. The Company finances its capital improvements through a revolving credit facility and working capital.

In September 1997, the Company entered into an agreement that provides a $375,000,000 collateralized financing facility. In June 2000, the total facility was increased to $382,152,000. The initial borrowing under the facility of $300,000,000 matures in 2008 and bears interest at 6.91%, fixed. The remaining $82,152,000 is available as a 10-1/2 year, variable rate revolving credit facility which can be converted to a fixed-rate term loan maturing in 2008 at the Company's option. These funds were used for property acquisitions and to fund the value added capital improvement program for certain of the Company's existing properties. On July 1, 2001, the Company renewed its variable rate revolving credit facility for a period of three months at 4.19% representing a 111 basis point reduction in the interest rate. Total borrowings under the collateralized financing facility as of June 30, 2001 were $382,152,000.

In April 2000, the Company modified its $50,000,000 line of credit from a bank. Under the modified terms, $10,000,000 of the facility, which is due on demand, may be used for working capital purposes, and the balance is available for acquisitions. Borrowings under this facility bear interest at 120 basis points over LIBOR. Individual draws under the facility mature in eighteen months, and the initial term of the facility expires in September 2001. The Company is currently in negotiations with this institution to modify this facility to increase the amount available for working capital purposes to $20,000,000. As of June 30, 2001, $21,750,000 was outstanding under this facility.

The following table sets forth certain information regarding the Company's outstanding indebtedness as of June 30, 2001 (in thousands):


                                                           Amount            % of Debt            June 30, 2001
                                                      ----------------  --------------------      Interest Rate
                                                                                              ----------------------
Fixed Rate Debt:          Collateralized facility             $300,000                 64.5%                   6.91%
                          Conventional mortgages                61,184                 13.1%           6.81% - 7.85%
                                                              --------                -----
                                                               361,184                 77.6%
                                                              --------                -----
Floating Rate Debt:       Revolving credit facility             82,152                 17.7%                   5.30%
                          Line of Credit                        21,750                  4.7%                   5.26%
                                                              --------                -----
                                                               103,902                 22.4%
                                                              --------                -----
Total Debt                                                    $465,086                100.0%                   6.80%

Management believes that the Company has access to the capital resources necessary to expand and develop its business. The Company expects that adequate cash will be available to fund its operating and administrative expenses, capital expenditures, debt service obligations and payments of dividends in the foreseeable future.

In the ordinary course of business, the Company is exposed to the impact of interest rate changes and therefore, employs established policies and procedures to manage its exposure to interest rate changes.

The Company uses a mix of fixed and variable rate debt to (i) limit the impact of interest rate changes on its results from operations and cash flows and (ii) lower its overall borrowing costs.

If market interest rates for variable rate debt average 100 basis points higher or lower during the remainder of 2001 than they did during 2000, the Company interest expense would change by approximately $520,000 ($1,040,000 annualized).

These amounts are determined by considering the impact of hypothetical interest rates on the Company's borrowing cost. These analyses do not consider the effects of an increased or reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Company's financial structure.

Safe Harbor Statement

With the exception of historical information, certain matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties, and actual results could differ materially from those discussed. Certain statements herein and in future filings by the Company with the Securities and Exchange Commission and in written and oral statements made by or with the approval of any authorized executive officer of the Company constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such Acts. The words and phrases "looking ahead," "we are confident," "should be," "will be," "predicted," "believe," "expect," "anticipate," and similar expressions identify forward-looking statements.
These forward-looking statements reflect the Company's current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to: competition for tenants and acquisitions from others, many of whom may have greater financial resources than the Company; changes in rental rates which may be charged by the Company in response to market rental rate changes or otherwise; changes in federal income tax laws and regulations; any changes in the Company's capacity to acquire additional apartment properties and any changes in the Company's financial condition or operating results due to an acquisition of additional apartment properties; unanticipated increases in operating expenses due to factors such as casualties to the Company's apartment properties or adverse weather conditions in the geographic locations of the Company's apartment properties; interest rate fluctuations; and local economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the real estate investment trust industry, or the markets in which the Company's apartment properties are located. The Company undertakes no obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate change associated with its variable rate debt as well as refinancing risk on its fixed rate debt. The Company occasionally uses derivative instruments to manage its exposure to interest rates. The Company's involvement with derivative financial instruments is limited and is not expected to be used for trading or other speculative purposes.

See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations under Liquidity and Capital Resources for tables and a complete discussion of the Company interest rate sensitivity risk.

There have been no material changes to the Company's exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2000.

                                    Part II

Items 1 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

Item 6. - Exhibits and Reports on Form 8-K.

(a)       Exhibits

          None

(b)       Reports of Form 8-K

          No Reports on Form 8-K have been filed during the quarter for which this Report is filed.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE TOWN AND COUNTRY TRUST


Date:    August 14, 2001     /s/ James Dolphin
         ---------------     ------------------------------------------
                             James Dolphin
                             Senior Vice President and Chief Financial Officer
                             (Principal Financial and Accounting Officer)