Form 10-Q
period 2001-09-30
TOWN & COUNTRY TRUST
filed 2001-11-14
CIK 906110

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

                For the quarterly period ended September 30, 2001

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                         Commission file number 1-12056
                                                -------

                          THE TOWN AND COUNTRY TRUST
                          --------------------------
            (Exact name of registrant as specified in its charter)

              Maryland                                     52-6613091
--------------------------------------             -------------------------
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

Common Shares of Beneficial Interest, $.01 par value 16,087,839 outstanding as of September 30, 2001.

                           THE TOWN AND COUNTRY TRUST
                                    FORM 10-Q
                                      INDEX


                                                                                                              PAGE
                                                                                                              ----
          Part I: FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

                Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000.........................2

                Consolidated Statements of Operations for the three month and nine month periods ended
                September 30, 2001 and 2000........................................................................3

                Consolidated Statements of Cash Flows for the nine month periods ended
                September 30, 2001 and 2000........................................................................4

                Notes to Consolidated Financial Statements.........................................................5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....................6

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..............................................10

          PART II: OTHER INFORMATION

Item 1.   Legal Proceedings.......................................................................................11
Item 2.   Changes in Securities...................................................................................11
Item 3.   Defaults Upon Senior Securities.........................................................................11
Item 4.   Submission of Matters to a Vote of Security Holders.....................................................11
Item 5.   Other Information.......................................................................................11
Item 6.   Exhibits or Reports on Form 8-K.........................................................................11

Signature.........................................................................................................12


                                                    THE TOWN AND COUNTRY TRUST
                                                    CONSOLIDATED BALANCE SHEETS
                                               (In thousands, except for share data)
                                                            (Unaudited)

                                                                             September 30,           December 31,
                                                                                  2001                   2000
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Real estate assets:
   Land                                                                         $ 102,787              $ 102,787
   Buildings and improvements                                                     660,652                648,238
   Other                                                                            7,518                  5,839
                                                                                ---------              ---------
                                                                                  770,957                756,864
   Less accumulated depreciation                                                 (288,827)              (273,425)
                                                                                ---------              ---------
                                                                                  482,130                483,439

Cash and cash equivalents                                                           1,260                  1,262
Restricted cash                                                                     2,435                  2,210
Other assets                                                                       10,864                 11,781
                                                                                ---------              ---------
        Total assets                                                            $ 496,689              $ 498,692
                                                                                =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages payable                                                               $ 459,495              $ 459,762
Notes payable                                                                       8,000                  5,000
Accrued interest, security deposits and other liabilities                          16,694                 11,075
                                                                                ---------              ---------
        Total liabilities                                                         484,189                475,837

Minority interest                                                                   1,183                  2,803

Shareholders' equity:
    Common shares of beneficial interest ($.01 par value),
      500,000,000 shares authorized; 16,087,839 shares
      issued and outstanding (16,009,985 in 2000)                                     161                    160
    Additional paid-in capital                                                    324,222                322,992
    Accumulated deficit                                                          (311,001)              (300,224)
    Unearned compensation - restricted stock                                       (2,065)                (2,876)
                                                                                ---------              ---------
                                                                                   11,317                 20,052
                                                                                ---------              ---------
        Total liabilities and shareholders' equity                              $ 496,689              $ 498,692
                                                                                =========              =========

See accompanying notes to consolidated financial statements


                                                    THE TOWN AND COUNTRY TRUST
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (In thousands, except per share data)
                                                            (Unaudited)

                                                                         Three Months Ended         Nine Months Ended
                                                                            September 30,              September 30,

                                                                         2001          2000          2001          2000
------------------------------------------------------------------------------------------------------------------------------------

REVENUES
Revenue from rental operations                                        $33,062       $30,787       $97,173       $90,402
Other                                                                      38            79           149           288
                                                                      -------       -------       -------       -------
                                                                       33,100        30,866        97,322        90,690
EXPENSES
Rental expenses:
   Utilities                                                            1,514         1,486         5,255         5,085
   Real estate taxes                                                    2,407         2,313         7,156         6,721
   Marketing and advertising                                            1,265         1,119         3,602         3,267
   Repairs and maintenance                                              2,514         2,288         7,022         6,546
   Other property operating expenses                                    5,922         4,869        16,715        14,116
   Depreciation                                                         5,222         5,572        15,533        17,048
Interest expense                                                        7,556         8,184        23,465        23,847
General and administrative                                              1,147         1,029         3,715         2,933
Separation expenses (Note 2)                                               --            --         3,338            --
                                                                      -------       -------       -------       -------
                                                                       27,547        26,860        85,801        79,563


Income before gain on sale of investment and
    minority interest                                                   5,553         4,006        11,521        11,127
Gain on sale of investment                                                 --            --            --         9,461
                                                                      -------       -------       -------       -------
Income before minority interest                                         5,553         4,006        11,521        20,588
Income allocated to minority interest                                     752           545         1,562         2,811
                                                                      -------       -------       -------       -------
Net income                                                            $ 4,801       $ 3,461       $ 9,959       $17,777
                                                                      =======       =======       =======       =======

Net income per common share:
   Basic                                                              $   .31       $   .22       $   .63       $  1.14
   Diluted                                                            $   .30       $   .22       $   .62       $  1.12
Dividends declared and paid per share                                 $   .43       $   .42       $  1.29       $  1.26

Weighted average common shares outstanding - basic                     15,734        15,646        15,725        15,604
Diluted effect of outstanding options and restricted shares               375           254           367           254
                                                                      -------       -------       -------       -------
Weighted average common shares outstanding - diluted                   16,109        15,900        16,092        15,858
                                                                      =======       =======       =======       =======

See accompanying notes to consolidated financial statements

                                                    THE TOWN AND COUNTRY TRUST
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (in thousands)
                                                            (Unaudited)
                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                            2001              2000
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Income before minority interest                                                         $ 11,521          $ 20,588
Adjustments to reconcile income before minority interest
  to net cash provided by operating activities:
     Gain from disposition of property                                                        --            (9,461)
     Depreciation                                                                         15,533            17,048
     Interest expense related to the amortization of deferred financing costs                434               428
     Amortization of unearned compensation                                                 1,190               469
     Changes in operating assets and liabilities:
         Increase in restricted cash                                                        (225)             (330)
         Decrease in other assets                                                            537               398
         Increase in accounts payable, other liabilities, accrued interest and
         security deposits                                                                 5,619             3,707
                                                                                        --------          --------
Net cash provided by operating activities                                                 34,609            32,847

INVESTING ACTIVITIES
Property acquisitions                                                                         --           (33,074)
Net proceeds from sale of investment                                                          --            19,633
Additions to real estate assets, net of disposals                                         (4,994)           (4,399)
Additions pursuant to value-added capital improvements program                            (9,230)           (9,037)
                                                                                        --------          --------
Net cash used in investing activities                                                    (14,224)          (26,877)

FINANCING ACTIVITIES
Borrowings on mortgages payable                                                               --            16,200
Payments on mortgages payable                                                               (267)           (6,246)
Borrowings on notes payable                                                               42,500            15,000
Payments on notes payable                                                                (39,500)          (10,000)
Proceeds from exercise of share options                                                      853             1,636
Payment of financing costs                                                                   (54)             (167)
Dividends and distributions                                                              (23,919)          (23,199)
                                                                                        --------          --------
Net cash used in financing activities                                                    (20,387)           (6,776)
                                                                                        --------          --------
Decrease in cash and cash equivalents                                                         (2)             (806)
Cash and cash equivalents at beginning of period                                           1,262             2,280
                                                                                        --------          --------
Cash and cash equivalents at end of period                                              $  1,260          $  1,474
                                                                                        ========          ========

Cash interest paid                                                                      $ 23,780          $ 23,635
                                                                                        ========          ========


See accompanying notes to consolidated financial statements.

                           THE TOWN AND COUNTRY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

1. Basis of Presentation

The accompanying financial statements of The Town and Country Trust (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and accordingly do not necessarily include all of the information required by generally accepted accounting principles. Such financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position at September 30, 2001 and results of operations for the interim periods ended September 30, 2001 and 2000. Interim results for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for a full year. The accompanying financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

In October 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144). FAS 144 supercedes FAS 121 and certain provisions of APB Opinion 30 with regards to reporting the effects of a disposal of a segment. The Company will adopt FAS 144 effective January 1, 2002 and does not expect the adoption of this new pronouncement to have a material affect on the financial position of results of operations of the Company.

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

3. Subsequent Events

On November 1, 2001, the Board of Trustees declared a regular quarterly dividend of $.43 per share (approximately $6.9 million). Concurrent with the payment of the dividend, a $1.1 million limited partnership distribution will be made to the minority interest holders. The dividend and distribution will be paid on December 10, 2001 to shareholders of record as of November 16, 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Overview
The following discussion is based primarily on the consolidated financial statements of the Company as of September 30, 2001 and for the three month and nine month periods ended September 30, 2001 and 2000. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

The financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The Company believes funds from operations ("FFO") to be a widely used and appropriate measure of financial performance for an equity REIT. FFO is defined as net income (loss) before minority interest excluding adjustments for unconsolidated partnerships and joint ventures as well as gains (losses) from debt restructuring and sales of property, plus real estate depreciation. This definition of FFO is consistent with the current definition promulgated by the National Association of Real Estate Investment Trusts (NAREIT) but the Company acknowledges that all companies and analysts do not calculate FFO in the same fashion. Therefore, the Company's definition of FFO may not be comparable to similarly titled measures reported by other companies. FFO is affected by the financial performance of the properties and the capital structure of the Company. FFO does not represent cash flow from operating activities as defined by generally accepted accounting principles and is not necessarily indicative of cash available to fund all cash needs. FFO should not be considered as an alternative to net income as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity.

A reconciliation between income before gain on sale of investments and minority interest and FFO is as follows (in thousands):

                                                                 Three Months Ended          Nine Months Ended
                                                                    September 30,               September 30,
                                                                 2001          2000          2001          2000
                                                               --------      --------      --------      --------
Income before gain on sale of investments and minority
   interest                                                    $  5,553      $  4,006      $ 11,521      $ 11,127
Real estate depreciation                                          5,094         5,508        15,237        16,867
                                                               --------      --------      --------      --------
Funds from operations                                          $ 10,647      $  9,514      $ 26,758      $ 27,994
                                                               ========      ========      ========      ========
Other Data:
Net cash provided by operating activities                      $ 11,505      $ 11,024      $ 34,609      $ 32,847
Net cash used in investing activities                            (6,258)       (5,313)      (14,224)      (26,877)
Net cash used in financing activities                            (5,597)       (6,794)      (20,387)       (6,776)

Results of Operations - Three Months Ended September 30, 2001 and 2000
Income before gain on sale of investments and minority interest for the three months ended September 30, 2001 was $5,553,000 compared to $4,006,000 for the same period in 2000, an increase of $1,547,000 or 38.6%. Revenues were $33,100,000 for the three months ended September 30, 2001 compared to $30,866,000 for the same period in 2000, an increase of $2,234,000 or 7.2%.

Forty-one of the Company's 42 apartment communities have been owned and operated throughout both 2000 and 2001. These same store communities accounted for approximately 96.5% of the Company's rental revenues during the third quarter of 2001. On a same store basis, revenue increased by $2,210,000 or 7.4% due to a 7.4% increase in average rent and continued high occupancy. Occupancy was 94.5% for the third quarter of 2001 for all properties and 94.6% on a same store basis compared to 94.8% and 95.1%, respectively, for the third quarter of 2000.

Total expenses excluding depreciation, amortization, and interest were $14,769,000 for the three months ended September 30, 2001 compared to $13,104,000 for the same period in 2000, an increase of $1,665,000 or 12.7%. General and administrative expenses increased by $118,000 or 11.5% to $1,147,000 from $1,029,000 for the same period in 2000 primarily due to increased legal expense. Same store operating expenses, excluding interest, general and administrative and depreciation increased by $1,526,000 or 13.3% over the third quarter of 2000. Insurance cost increased by $261,000 or 74% to $614,000. Management expense increased by $368,000 or 64% and other expense increased $174,000 or 27%, each reflecting increases in technology and personnel related costs.

Interest expense for the three months ended September 30, 2001 decreased by $628,000 or 7.7% to $7,556,000 from $8,184,000 for the same period in 2000. The
Company's secured credit facility with Fannie Mae includes $82.2 million, which bears interest at a floating rate. The Company benefited from a 4.19% interest rate applicable to this floating rate debt, compared to 7.19% during the third quarter last year.

Results of Operations - Nine Months Ended September 2001 and 2000
Income before gain on sale of investment and minority interest for the nine months ended September 30, 2001 was $11,521,000 compared to $11,127,000 for the same period in 2000. Results for the first nine months of 2001 included a nonrecurring separation charge of $3,338,000 related to the departure of two senior executives and one other officer. Excluding the effect of the nonrecurring separation charge, income before gain on sale of investment and minority interest increased $3,732,000, or 33.5%. Revenues were $97,322,000 for the nine months ended September 30, 2001 compared to $90,690,000 for the same period in 2000, an increase of $6,632,000, or 7.3%. The Company's forty-one same store communities accounted for 96.5% of its rental revenues during the nine months ended September 30, 2001. On a same store basis, rental revenue increased by $6,357,000 or 7.3% due to a 7.2% increase in average rental rates and continued high occupancy. The one property acquired during 2000 contributed $414,000 in revenue increase for the nine months ended September 30, 2001, net of the reduction in revenue from the sale of one property. Occupancy was 94.6% for the nine months ended September 30, 2001 for all properties and 94.7% on a same store basis, compared to 94.6% and 94.8%, respectively, for the nine months ended September 30, 2000. In the second quarter of 2000, the Company recorded a gain on the sale of one property of $9,461,000, and the Company reported no such sales in 2001.

Total expenses excluding depreciation, amortization, interest and nonrecurring separation expense were $43,465,000 for the nine months ended September 30, 2001 compared to $38,668,000 for the same period in 2000, an increase of $4,797,000 or 12.4%. General and administrative expenses increased by $782,000 or 26.7% to $3,715,000 from $2,933,000 for the same period in 2000 due to increases in legal, accounting and employee related costs. Same store operating expenses, excluding interest, general and administrative expenses, depreciation, and nonrecurring separation expense, increased by $3,675,000 or 10.7% over the same period in 2000. Insurance cost increased by $639,000 or 57% to $1,764,000. Management expense increased $563,000 or 30% and other expenses increased $428,000 or 22% reflecting certain technology related costs and personnel costs.

Interest expense for the nine months ended September 30, 2001 decreased by $382,000 or 1.6% to $23,465,000 from $23,847,000 for the same period in 2000.
The Company's secured credit facility with

Fannie Mae includes $82.2 million, which bears interest at a floating rate. The Company benefited from a 5.38% interest rate applicable to this floating rate debt, compared to 6.73 % for the same period last year.

Liquidity and Capital Resources
Cash flow from operating activities for the nine months ended September 30, 2001 was $34,609,000 of which $23,919,000 was paid out in dividends and distributions.

During 2001, the Company has made and will make capital improvements to certain properties. These improvements include carpeting, paving, roofs, vinyl siding and landscaping as well as certain revenue-enhancing improvements such as the modernization of kitchens and bathrooms and the installation of washers and dryers within certain apartment units. A total of $14,367,000 in capital improvements were made during the nine months ended September 30, 2001. The Company finances its capital improvements through a revolving credit facility and working capital.

In September 1997, the Company entered into an agreement that provides a $375,000,000 collateralized financing facility. In June 2000, the total facility was increased to $382,152,000. The initial borrowing under the facility of $300,000,000 matures in 2008 and bears interest at a fixed rate of 6.91%. The remaining $82,152,000 is available as a 10-1/2 year, variable rate revolving credit facility which can be converted to a fixed-rate term loan maturing in 2008 at the Company's option. These funds were used for property acquisitions and to fund capital improvements at certain of the Company's existing properties. During the three months and nine months ended September 30, 2001, the interest rate applicable to this variable rate facility was 4.19% and 5.38%, respectively. On October 1, 2001, the Company renewed its variable rate revolving credit facility for a period of six months at 3.00%. Total borrowings under the collateralized financing facility as of September 30, 2001 were $382,152,000.

In August 2001, the Company modified its $50,000,000 line of credit from a bank. Under the modified terms, $20,000,000 of this facility, which bears interest at 135 basis points over LIBOR and is due on demand, may be used for working capital purposes. The $30,000,000 balance, which bears interest at 120 basis points over LIBOR and is due on demand, may be used to fund acquisitions. Individual withdrawals under the acquisition portion of this facility are due eighteen months from the date of withdrawal. The term for this agreement expires in October 2002 and may be extended at the Company's option to October 2003. As of September 30, 2001, $24,250,000 was outstanding under this facility.

The following table sets forth certain information regarding the Company's outstanding indebtedness as of September 30, 2001 (in thousands):

                                                                                                       September 30, 2001
                                                                     Amount           % of Debt           Interest Rate
                                                                     ------           ---------           -------------
Fixed Rate Debt:              Collateralized facility              $300,000             64.2%                    6.91%
                              Conventional mortgages                 61,093             13.0%              6.819-7.85%
                                                                     ------             -----
                                                                    361,093             77.2%
                                                                    -------             -----
Floating Rate Debt:           Revolving credit facility              82,152             17.6%                    4.19%
                              Line of Credit                         24,250              5.2%                    4.53%
                                                                     ------              ----
                                                                    106,402             22.8%
                                                                    -------             -----
Total Debt                                                         $467,495            100.0%                    6.36%

Management believes that the Company has access to the capital resources necessary to expand and develop its business. The Company expects that adequate cash will be available to fund its operating and administrative expenses, capital expenditures, debt service obligations and payments of dividends in the foreseeable future.

In the ordinary course of business, the Company is exposed to the impact of interest rate changes and, therefore, employs established policies and procedures to manage its exposure to interest rate changes. The Company uses a mix of fixed and variable rate debt to (i) limit the impact of interest rate changes on its results from operations and cash flows and (ii) lower its overall borrowing costs.

If market interest rates for variable rate debt average 100 basis points higher or lower during the remainder of 2001 than they did during 2000, the Company interest expense would change by approximately $266,000 ($1,064,000 annualized).

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

          None.

(b)       Reports of Form 8-K

          No Reports on Form 8-K have been filed during the quarter for which this Report is filed.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE TOWN AND COUNTRY TRUST


Date:     November 14, 2001         /s/ James Dolphin
       -------------------------    ------------------------------------------
                                    James Dolphin
                                    Senior Vice President and Chief
                                     Financial Officer
                                    (Principal Financial and Accounting Officer)