Form 10-K
period 2001-12-31
TOWN & COUNTRY TRUST
filed 2002-03-29
CIK 906110

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
(Fee Required)

For the fiscal year ended December 31, 2001

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from __________________ to __________________

Commission File No. 001-12056

THE TOWN AND COUNTRY TRUST

(Exact Name of Registrant as Specified in Its Charter)

MARYLAND	52-6613091

(State or Other Jurisdiction	(IRS Employer IdentificationNumber)
of Incorporation or Organization)

100 S. Charles Street
Baltimore, Maryland	21201

(Address of Principal Executive Office)	(ZIP Code)

(410) 539-7600

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Shares of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

[Cover Continued on Following Page]

[Cover Continued From Previous Page]

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No __

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 15, 2002: $345,289,034.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practical date:

16,233,617 Common Shares of Beneficial Interest, $.01 Par Value, at March 15, 2002

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Document
Document	In Which Incorporated

Portions of the Registrant’s	I and III
Notice of Annual Meeting and
Proxy Statement dated
March 29, 2002

Portions of the Registrant’s	II and IV
2001 Annual Report to Shareholders

None of the Report of the Compensation Committee of the Board of Trustees on Executive Compensation, the Audit Committee Report or the Performance Graph contained in the Registrant’s Notice of Annual Meeting and Proxy Statement dated March 29, 2002 shall be deemed incorporated by reference herein.

SAFE HARBOR STATEMENT

The matters discussed in this Annual Report on Form 10-K include certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that such forward-looking statements be subject to the safe harbors created by such Acts. Words and phrases such as “looking ahead”, “we are confident”, “should be”, “will be”, “predicted”, “believe”, “expect”, “anticipate”, and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company’s current views regarding future events and financial performance but are subject to many known and unknown risks, uncertainties, and other factors relating to the Company’s operations and business environment which may cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, but are not limited to, interest rate fluctuations; competition for tenants and acquisitions from others, many of whom may have greater financial resources than the Company; changes in rental rates which may be charged by the Company in response to market rental rate changes or otherwise; changes in federal income tax laws and regulations; any changes in the Trust’s capacity to acquire additional apartment properties and any changes in the Company’s financial condition or operating results due to the acquisition of additional apartment properties; unanticipated increases in rental expenses due to factors such as casualties to the Company’s apartment properties or adverse weather conditions in the geographic locations of the Company’s apartment properties; and local economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the real estate investment trust industry, or the markets in which the Company’s apartment properties are located. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that such statements will prove to be accurate. In view of the significant uncertainties associated with such forward-looking statements, the inclusion of this information should not be construed as a representation by the Company that the results or conditions described in such statements will be achieved. The Company undertakes no obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

GENERAL

The Registrant, The Town and Country Trust (“The Trust” and, together with its consolidated subsidiaries and other controlled entities, the “Company”), is a self administered and self managed real estate investment trust (“REIT”), organized in Maryland in 1993. The Company operates in one industry segment, the ownership and operation of multifamily apartment communities. The Trust conducts substantially all of its operations through its operating partnership, The TC Operating Limited Partnership (the “Operating Partnership”), in which it holds an 86% general partnership interest. The remaining 14% limited partnership interest in the Operating Partnership was retained by certain of the indirect predecessor owners of the Company’s original 26 properties, including Messrs. Alfred Lerner, the Trust’s Chairman of the Board, and Harvey Schulweis, the Trust’s President and Chief Executive Officer. At December 31, 2001, the Company owned 42 apartment communities (the “Properties”) with 15,237 apartment units located in selected markets in the Mid-Atlantic and Southeast regions of the United States.

The Company’s headquarters are located at 100 South Charles Street, Suite 1700, Baltimore Maryland 21201 and its telephone number is (410) 539-7600. As of March 15, 2002, the Company had 461 employees.

The Company’s objective is to continue to be a significant owner of middle-income apartment communities in select markets in the Mid-Atlantic and Southeast regions of the United States. The Company seeks to own and operate apartment communities in markets that it expects will achieve acceptable population and employment growth and in other markets it considers to have high barriers to entry. At December 31, 2001, approximately 45% of the Company’s apartments were located in the greater Baltimore metropolitan area and an additional 20% were located in the greater Washington, D.C. metropolitan area. The Company seeks to acquire additional apartment communities in its operating region, particularly in the greater Washington, D.C. and Baltimore metropolitan areas, and in Florida.

The Company made no acquisitions during 2001, as the low interest rate environment coupled with unrealistic seller expectations drove prices to levels that the Company found unacceptable. The Company continues to seek new investment opportunities that meet its investment criteria. While the Company prefers investments within its operating region, it also will consider acquisitions beyond its existing markets if, among other things, they are large enough to support the overhead associated with establishing and maintaining dedicated regional and/or district offices. The Company prefers acquisitions that represent value added opportunities for upgrading and repositioning in markets with long term stability, reasonably high barriers to entry and the potential for establishing a meaningful ownership position over time.

During 2001, the Company completed the substantial renovation of three communities containing approximately 1,000 units located in the Baltimore metropolitan area and the Maryland suburbs of Washington, D.C. These improvements included extensive landscaping, new property and building entrances, signage, new windows and clubhouse improvements. These improvements followed certain significant interior improvements, primarily the installation of new kitchens and baths, that had been completed at these communities in prior years. Additional communities have been targeted for similar renovations over the next few years.

During 2001, the Company invested heavily in upgrading its information technology systems and improved business processes. A new software system which includes state-of-the-art financial accounting, corporate management and business intelligent modules tailored to real estate operating companies, was installed during 2001 and implemented at the beginning of

2002. The Company believes that prudent investment in technology is necessary for the Company to effectively compete in the future.

Property Management

Each of the apartment communities is managed by the Operating Partnership. The management staff for each community includes on-site management and maintenance personnel as well as off-site support staff. On-site staff performs leasing and rent collection functions and coordinates maintenance and resident services. Property management staff are supervised by district managers and regional managers.

Competition

All of the Company’s apartments are located in developed areas and compete with numerous other apartment communities within their respective sub-markets. In many of the Company’s apartment markets, the competition for residents is intense. Some competing communities are larger or newer than the Company’s apartments and many offer features that the Company’s communities do not have. The competitive position of each of the Company’s apartment communities varies. Certain of the Company’s competitors may have greater financial resources and other competitive advantages over the Company.

Financing

In September 1997, the Company entered into a financing agreement with the Prudential Mortgage Capital Company, secured principally by first and second priority mortgages on 26 of the Company’s 42 apartment communities. Pursuant to this financing agreement, as subsequently amended, the Trust and certain of its controlled entities has borrowed $382,152,000 as of December 31, 2001 and March 15, 2002. Of this amount, $300,000,000 bears interest at 6.91%, fixed, and matures on April 1, 2008. The remaining $82,152,000 represents a revolving credit facility bearing interest at a floating rate which is the aggregate of the market interest rate for certain Fannie Mae-backed obligations at the time of each advance plus an agreed-upon spread. At December 31, 2001 and March 15, 2002, $82,152,000 in revolving credit advances were outstanding at the rate of interest of 3.0%. As required by the financing agreement, the Company has purchased an interest rate protection contract which limits the maximum variable interest rate on $75,000,000 of the amount outstanding to 10.5%. At the Company’s option, any outstanding portion of the $82,152,000 revolving credit facility can be converted to a fixed-rate loan maturing on April 1, 2008. At March 15, 2002 the Company was engaged in negotiations to expand this financing arrangement by an amount expected to approach $60 million. Because no formal commitment has been issued by the lender, there are no assurances that the expanded facility will be available.

In August, 2001, the Company modified its existing $50 million revolving credit facility with a commercial bank. Under the modified terms, $20 million may be used for working capital purposes, with the remaining $30 million available to fund property acquisitions. The working capital portion of the line bears interest at 135 basis points over LIBOR and the acquisition portion bears interest at 120 basis points over LIBOR. At December 31, 2001, $16,250,000 in revolving credit advances were outstanding at a variable rate of interest of 3.28%, and $16,000,000 in working capital advances were outstanding at a rate of 3.28%. The term of this credit facility expires in October, 2002 and may be extended for an additional year through October, 2003 at the Company’s option.

Environmental Matters

Under various Federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for costs of removal or remediation of certain hazardous or toxic substances on, under or in such property. Such enactments often impose liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may affect adversely the owner’s ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials (“ACMs”) into the air and third parties may seek recovery from owners or operators of real property for personal injury associated with ACMs. In connection with its ownership and operation of the Properties, the Trust, the Operating Partnership, or any of their respective direct or indirect subsidiaries, as the case may be, potentially may be liable for such costs.

All of the Properties have been subjected to a Phase I or similar environmental assessment which generally does not involve invasive techniques such as soil or ground water sampling. These assessments have not revealed any environmental conditions that the Company believes will have a material adverse effect on its business, assets, financial condition or results of operations, nor is the Company aware of any material environmental liability.

Employees

As of December 31, 2001, the Company had 461 employees.

ITEM 2. PROPERTIES.

The Properties consist of 42 multifamily properties comprising 15,237 apartment units located in suburban Baltimore, Maryland; suburban Washington, D.C. and northern Virginia; southeastern Pennsylvania; Delaware; Charlotte, North Carolina; and Florida.

The average occupancy rate for all Properties for fiscal 2001 and fiscal 2000 was 94.2% and 94.7%, respectively. Tenant leases are generally for one-year terms, with automatic two-month renewals after the completion of the first year, and often require security deposits. Approximately 96% of the apartments in the Properties are one-bedroom and two-bedroom apartments. The balance are three-bedroom apartments. The Properties typically consist of two-

and three-story buildings in a landscaped setting, many with amenities such as swimming pools, tennis courts, playgrounds and community buildings. All apartments offer air conditioning. The majority of such buildings are of brick construction and all of the Properties are located in mature, fully-developed neighborhoods.

The following table presents certain additional information concerning the Properties:

Property Name	Square Footage (1)	Number of Units	2001 Average Occupancy (2)

Baltimore

Bowleys Quarters	348,005	462	94.4%
Baltimore, Maryland

Charlesmont	411,349	565	94.0%
Dundalk, Maryland

Steeplechase	502,878	540	95.8%
Cockeysville, Maryland

Foxhaven	404,628	460	94.3%
Baltimore, Maryland

Gardenwood	427,760	492	94.6%
Baltimore, Maryland

Hallfield	63,276	75	98.5%
Perry Hall, Maryland

Harford	297,077	336	96.6%
Carney, Maryland

Hollows	291,091	336	96.9%
Glen Burnie, Maryland

Ridgeview	217,849	257	94.4%
Rossville, Maryland

Rolling Road	324,401	384	95.9%
Baltimore, Maryland

Rossville	532,264	692	94.4%
Rossville, Maryland

Greensview/West	1,199,359	1,350	95.8%
Ellicott City, Maryland

Woodhill	281,860	334	96.3%
Glen Burnie, Maryland

Woodmoor	341,188	424	93.9%
Baltimore, Maryland

Versailles	252,669	210	97.2%
Towson, Maryland

Washington, D.C.

Watkins Station	198,330	210	92.0%
Gaithersburg, Maryland

Tall Oaks	368,224	352	93.8%
Laurel, Maryland

Willow Lake	380,748	456	95.5%
Laurel, Maryland

Fox Run	210,891	218	95.8%
Germantown, Maryland

Barton’s Crossing	436,876	532	96.8%
Alexandria, Virginia

University Heights	400,122	466	87.6%
Ashburn, Virginia

The Glen	123,950	134	95.0%
Leesburg, Virginia

The Village at	220,748	283	93.0%
McNair Farms
Herndon, Virginia

Carlyle Station	386,545	408	97.1%
Manassas, Virginia

Pennsylvania

Hidden Village	223,006	264	96.1%
Allentown, Pennsylvania

Colonial Crest Emmaus	275,379	329	95.7%
Emmaus, Pennsylvania

Hanover	186,366	215	97.8%
Hanover, Pennsylvania

Lancaster West	343,350	413	96.0%
Lancaster, Pennsylvania

6
Lancaster East	228,294	272	94.7%
Lancaster, Pennsylvania

York	313,940	396	93.7%
York, Pennsylvania

Rolling Hills	145,100	184	95.6%
York, Pennsylvania

Newark, Delaware

Christina Mill	182,604	228	97.3%
Newark, Delaware

Stonegate	282,072	260	95.6%
Elkton, Maryland

Charlotte

Forest Ridge	333,258	330	85.7%
Charlotte, North Carolina

Fairington	267,300	250	86.6%
Charlotte, North Carolina

Property Name	Square Footage (1)	Number of Units	2001 Average Occupancy (2)

Florida

Windermere Lakes	223,332	276	88.3%
Orlando, Florida

Twelve Oaks	222,692	284	91.2%
Orlando, Florida

Kirkman	336,910	370	93.3%
Orlando, Florida

McIntosh	191,000	212	91.9%
Sarasota, Florida

Heron’s Run	245,250	274	91.4%
Sarasota, Florida

Perico	239,032	256	95.7%
Bradenton, Florida

Gardens East Apartments	372,712	448	91.9%
Palm Beach Gardens, Florida

Total	13,233,685	15,237

(1)	Represents total square footage of apartment units at each Property.
(2)	Average occupancy is defined as gross potential rent less vacancy allowance divided by gross potential rent for the period, expressed as a percentage.

ITEM 3. LEGAL PROCEEDINGS

There were no legal proceedings pending at December 31, 2001 or as of the date of this report to which the Registrant, the Operating Partnership or any of the 42 general partnerships which own the Properties is a party or to which the Properties are subject that are likely to have a material adverse impact on the Registrant’s operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The age (as of March 15, 2002), business experience during the past five years and offices presently held by Messrs. Lerner and Schulweis are set forth under the caption “Election of Trustees” in the Registrant’s Proxy Statement dated March 29, 2002, previously filed with the Commission (Exhibit 99), which information is incorporated herein by reference. Such information in respect of each of the Registrant’s Executive Officers who are not Trustees is reported below. The Registrant’s Bylaws provide that officers shall hold office until their successors are elected and qualified.

Thomas Brodie: Age 39. Mr. Brodie has served as Senior Vice President and Chief Investment Officer of the Registrant since May 2001. Mr. Brodie also has served as Managing Director of Schulweis Realty, Inc., a private real estate investment and development firm, since 1991. Prior to 1991, Mr. Brodie was a Senior Vice President of Lazard Realty, Inc. Mr. Brodie received his masters degree in business administration from Columbia University and his undergraduate degree from the Wharton School at the University of Pennsylvania.

James Dolphin: Age 52. Mr. Dolphin has served as Senior Vice President, Chief Financial Officer of the Registrant since May 2001. During 1999 and 2000 Mr. Dolphin pursued personal business interests. Previously, he served as a director and the Executive Vice President and Chief Financial Officer of United Dominion Realty Trust, Inc., Richmond, Virginia.

Gerald Haak: Age 48. Mr. Haak has served as Senior Vice President - Operations of the Registrant since March 2001. Prior thereto, he served as Senior Vice President/Regional Manager of the Registrant since 1991 and Vice President of the Registrant since 1982. Mr. Haak holds the CPM designation (Certified Property Manager) from the Institute of Real Estate Management, is on the Board of Directors of the National Multi-Housing Council, and is a Real Estate Associate Broker in Pennsylvania.

Alan W. Lasker: Age 55. Mr. Lasker has served as Senior Vice President-Finance of the Registrant since February 2000. Prior thereto, he served as Vice President-Finance of the Registrant since July, 1997. Mr. Lasker also has served as Senior Vice President of Schulweis Realty, Inc., a private real estate investment and development firm, since 1991. Prior to 1991, Mr. Lasker was a Senior Vice President of Lazard Realty, Inc. Mr. Lasker is a Certified Public Accountant.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON SHARES OF BENEFICIAL
INTEREST AND RELATED SHAREHOLDER MATTERS

Information in response to this Item is set forth on the inside back cover of the Registrant’s 2001 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Information in response to this item is set forth on page 10 of the Registrant’s 2001 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Information in response to this Item is set forth on pages 11 through 15 of the Registrant’s 2001 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Information in response to this Item is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” beginning on page 14 of the Registrant’s 2001 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)   Financial Statements

       The financial statements, together with the report thereon of Ernst & Young LLP dated January 28, 2002, appearing on page 28 of the Registrant’s 2001 Annual Report to Shareholders (Exhibit 13), are incorporated herein by reference.

(b)   Supplementary Data

       Information in response to this Item is set forth in the financial statement schedules appearing on pages F-1 through F-3 of this Form 10-K.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Registrant’s Trustees is set forth under the captions “Election of Trustees” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Registrant’s Proxy Statement dated March 29, 2002, previously filed with the Commission (Exhibit 99), which information is incorporated herein by reference. The information required by this Item in respect of the Registrant’s Executive Officers who are not Trustees is set forth in Item 4 on page 9 of this Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this Item is set forth under the caption “Compensation of Executive Officers” in the Registrant’s Proxy Statement dated March 29, 2002, previously filed with the Commission (Exhibit 99), which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Information in response to this Item is set forth under the caption “Ownership of Common Shares of Beneficial Interest” in the Registrant’s Proxy Statement dated March 29, 2002, previously filed with the Commission (Exhibit 99), which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is set forth under the caption “Election of Trustees-Certain Related Transactions; Compensation Committee Interlocks and Insider Participation” in the Registrant’s Proxy Statement dated March 29, 2002, previously filed with the Commission (Exhibit 99), which information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a)	The following documents are filed as part of this report:

			PAGE
	(1)	Financial Statements:

		Report of Independent Auditors	28	*

		Consolidated Balance Sheets of
		the Registrant at December 31, 2001
		and at December 31, 2000	16	*

		Consolidated Statements of
		Operations of the Registrant for
		the years ended December 31, 2001,
		December 31, 2000 and December 31, 1999	17	*

		Consolidated Statements of
		Shareholders’ Equity of the
		Registrant for the years ended
		December 31, 2001, December 31,
		2000 and December 31, 1999	18	*

		Consolidated Statements of Cash
		Flows of the Registrant for the
		years ended December 31, 2001,
		December 31, 2000 and
		December 31, 1999	19	*

		Notes to Consolidated Financial
		Statements of the Registrant	20	*

             * Incorporated by reference from the indicated page of the Registrant’s 2001 Annual Report to Shareholders. With the exception of this information and the information incorporated in Items 5, 6, 7 and 8, the 2001 Annual Report to Shareholders is not deemed filed as part of this report.

	(2)	Financial Statement Schedules:

		Schedule III--Real Estate and
		Accumulated Depreciation	F-1

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	(3)	Exhibits

Exhibit Number

3.1		First Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (No. 33-63150)).

3.2		By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (No. 33-63150)).

10.1		Amended and Restated Agreement of Limited Partnership of The TC Operating Limited Partnership dated as of January 26, 1995 (incorporated by reference to Exhibit 10.1(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.2	*	Registrant’s Amended and Restated 1993 Long Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.3	*	Registrant’s 1997 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.4		Master Credit Facility Agreement, dated as of September 26, 1997, entered into by and among the Registrant, the TC Operating Limited Partnership, The Town and Country Holding Corporation, The TC Property Company, The Town and Country Oriole Corporation, each of the Property Partnerships and Prudential Mortgage Capital Company (fka Washington Mortgage Financial Group, Ltd.) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.5		Form of Payment Guaranty executed by each of the Property Partnerships in favor of Prudential Mortgage Capital Company (fka Washington Mortgage Financial Group, Ltd.) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.6		Form of Amended and Restated Multifamily Deed of Trust, together with Riders thereto, executed by each of the Property Partnerships (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.7		Form of Amended and Restated Indemnity Multifamily Deed of Trust, together with Riders thereto, executed by each of the Property Partnerships (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.8	Financing Agreement dated September 25, 1998, by and among the Registrant, The TC Operating Limited Partnership, The TC Property Company II and Allfirst Bank (fka The First National Bank of Maryland) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.9	* Adoption Agreement for Benefit Designers of Maryland, Inc. Non-Standardized 401(k) Profit Sharing Plan and Trust of The Town and Country Management Company (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.10	Letter Agreement dated March 8, 2001 and effective March 1, 2001, between Michael H. Rosen and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2001).

10.11	Letter Agreement dated March 2, 2001 between Jennifer C. Munch and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 4, 2001).

13	The Registrant’s 2001 Annual Report to Shareholders

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

24	Powers of Attorney

99	The Registrant’s Notice of Annual Meeting and Proxy Statement dated March 29, 2002

* Compensation plan or arrangement required to be filed as an exhibit hereto.

(b)	Report on Form 8-K

No report on Form 8-K has been filed during the last quarter of the Registrant’s fiscal year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TOWN AND COUNTRY TRUST

	By:	/s/ Harvey Schulweis
Harvey Schulweis
President

Dated: March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Harvey Schulweis		Principal Executive	March 29, 2002
Harvey Schulweis		Officer and Trustee

/s/ James Dolphin		Senior Vice President,	March 29, 2002
James Dolphin		Chief Financial Officer
and Principal Financial
Officer

Alfred Lerner*		Trustee
James H. Berick*		Trustee
H. Grant Hathaway*		Trustee
Milton A. Wolf*		Trustee

	*By:	/s/ Harvey Schulweis	March 29, 2002
Harvey Schulweis
Attorney-in-Fact

* Powers of attorney authorizing Harvey Schulweis to sign this annual report on Form 10-K on behalf of certain Trustees of the Registrant are being filed with the Securities and Exchange Commission herewith (Exhibit 24).

				Schedule III--Real Estate and Accumulated Depreciation The Town and Country Trust December 31, 2001
		Inital Cost (c)				Gross Amount at Which Carried at Close of Period
Property Description (a)	Non-Recourse Mortgage Debt (b)	Land		Buildings and Improvements	Improvements made subsequent to Acquisition (d)	Land	Buildings and Improvements	Total (e)	Accumulated Depreciation (f)	Year acquired		Useful Life

					(in thousands)
Maryland
Foxhaven	$ 8,397		$ 1,849	$ 11,929	$ 3,230	$ 1,849	$ 15,159	$ 17,008	$ 9,621	1993	(h)	(g)
Gardenwood	11,080		0	17,182	2,835	0	20,017	20,017	13,074	1993	(h)	(g)
West/Greensview/
West Commercial	32,688		8,824	37,783	9,411	8,824	47,194	56,018	28,395	1993	(h)	(g)
Montgomery Knolls	5,058		1,505	6,889	4,384	1,505	11,273	12,778	5,226	1993	(h)	(g)
Hollows	7,230		1,424	10,401	1,832	1,424	12,233	13,657	7,990	1993	(h)	(g)
Rolling Road	8,491		0	13,376	2,807	0	16,183	16,183	10,245	1993	(h)	(g)
Woodhill	6,602		1,317	10,097	2,579	1,317	12,676	13,993	7,986	1993	(h)	(g)
Woodmoor	7,081		1,690	11,110	3,152	1,690	14,262	15,952	8,938	1993	(h)	(g)
Hallfield	1,535		320	2,240	371	320	2,611	2,931	1,776	1993	(h)	(g)
Ridgeview	5,382		1,138	7,513	1,225	1,138	8,738	9,876	5,852	1993	(h)	(g)
Charlesmont	10,292		2,049	13,972	3,296	2,049	17,268	19,317	10,764	1993	(h)	(g)
Bowley's Quarters	8,692		1,795	10,549	3,189	1,795	13,738	15,533	7,948	1993	(h)	(g)
Harford	7,398		1,474	10,511	1,625	1,474	12,136	13,610	8,357	1993	(h)	(g)
Tall Oaks	8,718		1,397	9,845	3,915	1,397	13,760	15,157	7,358	1993	(h)	(g)
Willow Lake	10,233		1,781	14,088	6,216	1,781	20,304	22,085	10,974	1993	(h)	(g)
Cockeysville	12,429		2,749	18,151	9,749	2,749	27,900	30,649	14,395	1993	(h)	(g)
Rossville	14,456		3,136	19,944	4,004	3,136	23,948	27,084	15,249	1993	(h)	(g)
Versailles	7,010		1,599	10,921	3,984	1,599	14,905	16,504	8,517	1993	(h)	(g)
Fox Run	500		2,498	11,412	652	2,498	12,064	14,562	4,533	1993		(g)
Stonegate	10,993		2,887	13,261	706	2,887	13,967	16,854	3,648	1994		(g)

Pennsylvania
Hidden Village	5,416		1,229	7,447	1,512	1,229	8,959	10,188	6,102	1993	(h)	(g)
Emmaus	8,077		1,394	9,577	2,499	1,394	12,076	13,470	7,454	1993	(h)	(g)
Hanover	3,837		590	4,946	1,179	590	6,125	6,715	4,116	1993	(h)	(g)
Lancaster East	5,432		812	8,249	2,680	812	10,929	11,741	6,700	1993	(h)	(g)
Lancaster West	8,322		1,285	12,794	3,655	1,285	16,449	17,734	10,374	1993	(h)	(g)
York	8,047		1,951	10,622	1,422	1,951	12,044	13,995	8,403	1993	(h)	(g)
Rolling Hills	4,750		1,282	5,842	643	1,282	6,485	7,767	2,529	1993		(g)

Virginia
Barton's Crossing	25,250		7,320	33,845	2,410	7,320	36,255	43,575	14,249	1993		(g)
The Glen	500		1,157	5,269	1,120	1,157	6,389	7,546	2,278	1993		(g)
McNair Farms	500		3,564	16,237	2,425	3,564	18,662	22,226	6,864	1993		(g)
University Heights	500		5,789	26,371	813	5,789	27,184	32,973	10,877	1993		(g)
Carlyle Station	15,101		4,259	19,610	2,279	4,259	21,889	26,148	5,297	1994		(g)

Delaware
Christina Mill	8,906		2,288	10,454	705	2,288	11,159	13,447	2,813	1994		(g)

North Carolina
Forest Ridge	12,050		3,369	15,705	1,101	3,369	16,806	20,175	2,055	1998		(g)
Fairington	11,425		3,307	15,066	2,396	3,307	17,462	20,769	1,990	1998		(g)

Florida
Windermere	9,700		2,809	12,797	637	2,809	13,434	16,243	1,451	1998		(g)
Twelve Oaks	9,771		3,100	13,711	445	3,100	14,156	17,256	1,543	1998		(g)
Heron's Run	7,748		2,795	12,754	380	2,795	13,134	15,929	1,052	1999		(g)
Kirkman	16,250		4,565	20,795	569	4,565	21,364	25,929	1,953	1999		(g)
Perico	10,303		2,491	11,248	282	2,491	11,530	14,021	917	1999		(g)
Mcintosh	7,752		2,029	9,194	291	2,029	9,485	11,514	758	1999		(g)
Gardens East	19,501		5,970	27,182	414	5,970	27,596	33,566	1,434	2000		(g)

Other	76,000	(1)	0	814	4,559	0	5,373	5,373	2,089	1993		(g)

Total	$ 459,403		$ 102,787	$ 571,703	$ 103,578	$ 102,787	$ 675,281	$ 778,068	$ 294,144

(1) Represents debt secured by 35 properties and not allocated to specific properties.

F-1

NOTES TO SCHEDULE III THE TOWN AND COUNTRY TRUST (IN THOUSANDS)

(a)	All properties are garden apartment communities with the exception of one commercial building included in the West/Greensview/West Commercial Partnership.

(b)	See description of mortgages payable in Note 4 of Notes to Consolidated Financial Statements of the Company.

(c)	Initial cost for properties originally acquired from the Predecessor (see note (h) below) represents the historical cost as of August 23, 1993 plus the acquisition of non-controlled interests in the Predecessor on August 23, 1993. The initial cost of all other property acquisitions represents the cost to purchase the property at the date of acquisition.

(d)	The aggregate cost of land, buildings and equipment on a Federal Income Tax basis is $651,136 at December 31, 2001.

(e)	Reconciliation of Real Estate Properties

	Balance at January 1, 1999	$666,090
	Acquisition of new partnerships	65,900
	Other additions, net of retirement	13,964
	Other dispositions	(16,208)

	Balance at December 31, 1999	729,746
	Acquisition of new partnerships	33,156
	Other additions	16,951
	Other dispositions	(22,989)

	Balance at December 31, 2000	756,864
	Other additions, net of retirements	21,204

	Balance at December 31, 2001	$778,068

F-2

(f)	Reconciliation of Accumulated Depreciation

	Balance at January 1, 1999	$248,411
	1999 depreciation expense, net of retirements	15,769

	Balance at December 31, 1999	264,180
	2000 depreciation expense, net of retirements	9,245

	Balance at December 31, 2000	273,425
	2001 depreciation expense, net of retirements	20,719

	Balance at December 31, 2001	$294,144

(g)	Depreciation is computed based upon the following estimated lives:

		Assets acquired subsequent to January 1, 1994	Assets acquired prior to December 31,1993

	Buildings	27.5 years	40 years
	Building improvements	15 to 19 years	20 years
	Furniture, fixtures and equipment	3 to 12 years	5 to 12 years

(h)	Denotes property originally purchased in 1979 by the Predecessor.

F-3