Form 10-Q
period 2002-03-31
TOWN & COUNTRY TRUST
filed 2002-05-15
CIK 906110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-12056

THE TOWN AND COUNTRY TRUST
(Exact name of registrant as specified in its charter)

Maryland	52-6613091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1700, 100 South Charles Street, Baltimore, Maryland 21201
(Address of principal executive offices – zip code)

(410) 539-7600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practical date.

Common Shares of Beneficial Interest, $.01 par value 16,239,791 outstanding as of March 31, 2002.

THE TOWN AND COUNTRY TRUST
FORM 10-Q

THE TOWN AND COUNTRY TRUST

UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2002	December 31, 2001
ASSETS
Real estate:
Land	$102,787	$102,787
Buildings and improvements	669,993	667,694
Other	7,803	7,587

	780,583	778,068
Less accumulated depreciation	(299,506)	(294,144)

	481,077	483,924
Cash and cash equivalents	1,207	1,692
Restricted cash	2,460	2,460
Deferred financing costs	3,193	3,333
Other assets	7,003	7,961

Total assets	$494,940	$499,370

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable—secured	$459,309	$459,403
Notes payable—unsecured	15,000	16,000
Accrued interest	2,163	2,158
Accounts payable and other liabilities	7,078	8,187
Security deposits	3,361	3,225
Minority interest	502	905

Total liabilities	487,413	489,878
Shareholders’ equity:
Common shares of beneficial interest ($.01 par value), 500,000,000 shares authorized, 16,239,791 and 16,088,330 issued and outstanding at March 31, 2002 and December 31, 2001	162	161
Additional paid-in capital	326,495	324,193
Distributions in excess of accumulated earnings	(315,670)	(312,892)
Deferred compensation—restricted stock	(3,460)	(1,970)

	7,527	9,492

Total liabilities and shareholders’ equity	$494,940	$499,370

See accompanying notes.

THE TOWN AND COUNTRY TRUST

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
REVENUE
Rental income	$31,783	$30,905
EXPENSES
Rental expenses:
Real estate taxes and insurance	3,026	2,935
Utilities	2,086	2,310
Repairs and maintenance	3,660	3,400
Marketing and advertising	1,204	965
Other	2,971	2,457

Total rental expenses	12,947	12,067
Real estate depreciation	5,229	5,044
Interest expense	7,316	8,094
General and administrative	1,266	1,235
Other depreciation and amortization	176	78
Separation expense	—	3,338

	26,934	29,856

Income before minority interest	4,849	1,049
Income allocated to minority interest	657	142

Net income	$4,192	$907

Per common share:
Net income—basic	$0.26	$0.06

Net income—diluted	$0.26	$0.06

Weighted average common shares outstanding—basic	15,917	15,709
Dilutive effect of outstanding options and restricted shares	229	346

Weighted average common shares outstanding—diluted	16,146	16,055

Dividends declared and paid per share outstanding	$0.43	$0.43

See accompanying notes.

THE TOWN AND COUNTRY TRUST

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2002	2001
OPERATING ACTIVITIES
Net income	$4,192	$907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,545	5,266
Income allocated to minority interest	657	142
Amortization of deferred compensation	134	1,009
Changes in operating assets and liabilities:
Increase in restricted cash	—	(50)
Decrease in other assets	958	729
Increase (decrease) in accounts payable, other liabilities, accrued interest and security deposits	(968)	2,762

Net cash provided by operating activities	10,518	10,765
INVESTING ACTIVITIES
Capital expenditures	(2,558)	(3,511)

Net cash used in investing activities	(2,558)	(3,511)
FINANCING ACTIVITIES
Payments on notes payable—secured	(94)	(87)
Net borrowings on notes payable—unsecured	(1,000)	—
Proceeds from exercise of share options	680	779
Dividends paid to shareholders	(6,970)	(6,903)
Distributions to minority interest holders	(1,061)	(1,061)

Net cash used in financing activities	(8,445)	(7,272)

Decrease in cash and cash equivalents	(485)	(18)
Cash and cash equivalents at beginning of period	1,692	1,262

Cash and cash equivalents at end of period	$1,207	$1,244

Cash interest paid	$7,128	$8,547

See accompanying notes.

THE TOWN AND COUNTRY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying financial statements of The Town and Country Trust (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and accordingly do not necessarily include all of the information required by generally accepted accounting principles. Such financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position at March 31, 2002 and results of operations for the interim periods ended March 31, 2002 and 2001. Such interim results are not necessarily indicative of results that may be expected for a full year. Certain amounts previously reported have been reclassified to conform to the 2002 presentation. The accompanying financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

In October 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144.) FAS 144 supercedes FAS 121 and certain provisions of APB Opinion 30 with regards to reporting the effects of a disposal of a segment. The Company adopted FAS 144 effective January 1, 2002. The adoption of this new pronouncement did not have a material affect on the financial position or results of operations of the Company.

2.    SUBSEQUENT EVENTS

In late April 2002, the Company closed on an amendment and restatement of its secured credit facility with Fannie Mae, increasing the size of the facility by $56.8 million to $439 million. The expanded facility is secured by 35 of the Company’s apartment communities and matures in 2008.

On May 2, 2002, the Board of Trustees declared a regular quarterly dividend of $.43 per share (approximately $7.0 million.) Concurrent with the payment of the dividend, a $1.1 million limited partnership distribution will be made to the minority interest holders. The dividend and distribution will be paid on June 10, 2002 to shareholders of record as of May 17, 2002.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion is based primarily on the unaudited consolidated financial statements of the Company as of March 31, 2002 and for the three-month period ended March 31, 2002 and 2001. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Forward-Looking Statements

The matters discussed herein include certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that such forward-looking statements be subject to the safe harbors created by such Acts. Words and phrases such as “looking ahead”, “we are confident”, “should be”, “will be”, “predicted”, “believe”, “expect”, “anticipate”, and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company’s current views regarding future events and financial performance but are subject to many known and unknown risks, uncertainties, and other factors relating to the Company’s operations and business environment which may cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, but are not limited to, interest rate fluctuations; competition for tenants and acquisitions from others, many of whom may have greater financial resources than the Company; changes in rental rates which may be charged by the Company in response to market rental rate changes or otherwise; changes in federal income tax laws and regulations; any changes in the Trust’s capacity to acquire additional apartment properties and any changes in the Company’s financial condition or operating results due to the acquisition of additional apartment properties; unanticipated increases in rental expenses due to factors such as casualties to the Company’s apartment properties or adverse weather conditions in the geographic locations of the Company’s apartment properties; and local economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the real estate investment trust industry, or the markets in which the Company’s apartment properties are located. Although the Trust believes that the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that such statements will prove to be accurate. In view of the significant uncertainties associated with such forward-looking statements, the inclusion of this information should not be construed as a representation by the Trust that the results or conditions described in such statements will be achieved. The Company undertakes no obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Impairment of Real Estate Assets

The Company periodically evaluates its apartment communities for potential impairment indicators. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the apartment communities. Future events could cause management to conclude that impairment indicators exist and that the Company’s portfolio of apartment communities is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Real Estate

The Company capitalizes expenditures made to acquire new assets, substantially improve the value of an existing asset or extend its useful life. Any expenditure to repair or maintain an existing asset in normal operating condition is expensed as incurred.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. In assessing estimated useful lives, the Company makes assumptions based on historical experience acquired from both within and outside the Company.

Revenue Recognition

Revenues from rental property are recognized when due from tenants. Leases are generally for terms of one year or less.

Results of Operations—Three Months Ended March 31, 2002 and 2001

Net income for the three months ended March 31, 2002 was $4,192,000 or $.26 per diluted share, an increase of $3,285,000 from $907,000 or $.06 per diluted share at March 31, 2001. Net income for the 2001 period included a $3,338,000 ($.18 per share) non-recurring charge for separation expense relating to the departure of two senior executives and one other officer. Excluding the separation expense, net income for the 2001 first quarter would have been $3,792,000 or $.24 per diluted share. The increase in net income also reflected a decrease in interest expense discussed below.

The Company has had no acquisition or disposition activity since the beginning of 2001 and, therefore, results for the Company’s entire portfolio of 15,237 apartments also represent results on a “same store” basis. Rental income for the first quarter grew by $878,000 or 2.8%, reflecting average rental rate increases of 5.4% and a 2.5% (250 basis point) decline in physical occupancy to 92.0%. Occupancy declined in several of the Company’s markets reflecting reduced demand for rental apartments in a slower economic climate. Northern Virginia, where the Company owns 1,823 apartments (approximately 12% of the portfolio), experienced the largest decline of 580 basis points from 95.4% during the first quarter of last year, to 89.6% during the current quarter. Baltimore, the Company’s largest market with 6,917 apartments (approximately 45% of the portfolio), experienced occupancy of 93.1% during the quarter which was down 180 basis points in comparison to the first quarter of 2001 when it averaged 94.9%.

Total rental expenses increased 7.3% or $880,000 to $12,947,000 from $12,067,000 in 2001. As a result, net property revenue was flat at approximately $18,836,000. First quarter rental expenses were also affected by weaker markets as marketing and advertising costs and turnover related repairs and maintenance expenses, increased $499,000 or 11.4% in 2002. Other expense increased $514,000 or 20.9% to $2,971,000 from $2,457,000 as the Company continues to experience increased personnel and benefit costs associated with the development of its human resources and technology infrastructure started in 2001. Utility costs for the current quarter decreased $224,000 or 9.6% due to reduced energy costs, primarily natural gas, associated with the mild weather in the first quarter of 2002.

Interest expense decreased $778,000 or 9.6% to $7,316,000 for the first quarter of 2002, from $8,094,000 last year as the Company benefited from a 3.02% weighted average interest rate attributable to its floating rate debt compared to 6.61% during the first quarter last year.

Funds from Operations

The Company believes that Funds from Operations (“FFO”) is a widely used and appropriate supplemental measure of the operating performance of an equity REIT. FFO is defined as income (loss) before minority interest (computed in accordance with generally accepted accounting principles) excluding adjustments for unconsolidated partnerships and joint ventures and also excluding gains and losses from sales of operating properties, plus real estate depreciation. This definition of FFO is consistent with the current definition promulgated by the National Association of Real Estate Investment Trusts (NAREIT). The Company acknowledges that not all companies and analysts calculate FFO in the same fashion and therefore, the Company’s definition of FFO may not be comparable to similarly titled measures reported by other companies. FFO is affected by the operating performance of the properties and the capital structure of the Company. FFO does not represent cash flow from operating activities as defined by generally accepted accounting principles and is not necessarily indicative of cash available to fund all cash needs. FFO should not be considered as an alternative to net income as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity.

A reconciliation between income before minority interest and FFO is as follows:

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Income before minority interest	$4,849	$1,049
Real estate depreciation	5,229	5,044

Funds from operations (1)	$10,078	$6,093

Other Data:
Net cash provided by operating activities	$10,518	$10,765
Net cash used in investing activities	$(2,558)	$(3,511)
Net cash used in financing activities	$(8,445)	$(7,272)

(1)	Funds from operations for 2001 includes a non-recurring $3,338,000 charge for separation expense relating to the departure of two senior executives and one other officer.

Liquidity and Capital Resources

Operating activities provided unrestricted cash for the three months ended March 31, 2002 of $10,518,000 of which $8,031,000 was paid out in dividends and distributions.

During 2002, the Company will make capital improvements to certain properties. These improvements include carpeting, paving, roofs, vinyl siding and landscaping as well as certain revenue-enhancing improvements such as the modernization of kitchens and bathrooms and the installation of washers and dryers within certain apartment units. A total of $2,558,000 ($168 per apartment home) of capital improvements was made during the three months ended March 31, 2002. Of this amount, $1,597,000 ($105 per apartment home) was considered to be of a normal, recurring nature. The Company finances its capital improvements through a revolving credit facility and working capital.

In 1997, the Company entered into an agreement that provides a $375 million secured financing facility. In June 2000, the total facility was increased to $382.2 million. Of this amount, $300 million matures in 2008 and bears interest at 6.91%, fixed. The remaining $82.2 million is available as a variable rate revolving credit facility maturing in 2008, which can be converted to a fixed-rate term loan at the Company’s option. During the three months ended March 31, 2002, the interest rate applicable to this debt was 3.00%. On April 1, 2002, the Company renewed $41.1 million of this variable rate debt at 2.51% through June 30, 2002 and the remaining $41.1 million at 3.16% through December 31, 2002. In late April 2002, the Company executed an amendment and restatement of the facility increasing its size to $439 million. The additional $56.8 million capacity is expected to be used to fund the Company’s continuing program of apartment renovations and improvements, to make additional apartment acquisitions and for working capital purposes. Total outstanding borrowings under the facility as of March 31, 2002 were $382.2 million.

In August 2001, the Company modified its existing $50 million line of credit from a bank. Under the modified terms, $20 million of the line, which bears interest at 135 basis points over LIBOR and is due on demand, may be used for working capital purposes. The remaining $30 million, which bears interest at 120 basis points over LIBOR and is due on demand, may be used to fund acquisitions. The line of credit expires in October 2002 and may be extended at the Company’s option to October 2003. In April 2002, the line was further modified such that $10 million is available for working capital purposes and $40 million for acquisitions. As of March 31, 2002, $31,250,000 was outstanding which includes $15 million relating to the working capital portion of the line.

The following table sets forth certain information regarding the Company’s outstanding indebtedness as of March 31, 2002:

	Amount in $000’s	% of Debt	Interest Rate	Maturity
Fixed Rate Debt:
Secured facility	$300,000	63.3%	6.91%	2008
Conventional mortgages	60,907	12.8%	7.27%	2003–2009

Total fixed	360,907	76.1%	6.97%*
Floating Rate Debt:
Revolving credit facility	82,152	17.3%	3.00%	2008
Line of credit	31,250	6.6%	3.17%	2002

Total floating	113,402	23.9%	3.05%*

Total debt	$474,309	100.0%	6.03%*

*	Weighted Average

The Company’s primary market risk exposure relates to changes in interest rates associated with the variable rate portion of its secured credit facility and its bank line of credit. The Company had $113.4 million in variable rate debt outstanding at March 31, 2002. A hypothetical 100 basis point increase in interest rates for the remainder of the year over the rates in effect would result in an increase of interest expense and a corresponding decrease in income before minority interest of approximately $851,000. This estimate incorporates only those exposures that exist as of March 31, 2002 and does not consider exposures that could arise after that date. At March 31, 2002 the Company, as required by the related loan agreement, used an interest rate protection agreement to reduce the potential impact of increases in interest rates related to $75 million of the floating rate borrowings. The interest rate protection contract limited the maximum floating interest rate to approximately 10.5%. On April 26, 2002 the Company replaced the existing $75 million interest rate protection agreement with a new interest rate protection agreement capping LIBOR at 9.35% through March 2007 covering the $139 million variable rate debt associated with the amended and restated $439 million secured credit facility. The interest rate protection agreement hedges interest payments consistent with the Company’s risk management objective and strategy to reduce exposure to variability in cash flows attributable to increases in LIBOR relating to $139 million of floating rate debt.

Management believes that the Company has and will have access to the capital resources necessary to expand and develop its business. The Company expects that adequate cash will be available to fund its operating and administrative expenses, capital expenditures, debt service obligations and payments of dividends in the foreseeable future.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate change associated with its variable rate debt as well as refinancing risk on its fixed rate debt. The Company occasionally uses derivative instruments to manage its exposure to interest rates. The Company’s involvement with derivative financial instruments is limited and is not expected to be used for trading or other speculative purposes.

See Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations under Liquidity and Capital Resources for tables and a complete discussion of the Company interest rate sensitivity risk.

There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2001.

Part II:    Other Information

Items 1 through 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

Item 4.    Submission of Matters to a Vote of Security Holders

(a) The Registrant’s annual meeting of shareholders was held on May 2, 2002

(b) The following Trustees were elected at such annual meeting, each for a one-year term expiring in 2003:

Alfred Lerner
Harvey Schulweis
James H. Berick
H. Grant Hathaway
Milton A. Wolf

(c) The following matters were voted on at the annual meeting of shareholders:

(1) Election of Trustees

Trustee Name	Votes For	Abstentions	Broker Non-Votes
Alfred Lerner	14,541,576	758,158	0
Harvey Schulweis	14,552,576	747,158	0
James H. Berick	15,151,546	148,188	0
H. Grant Hathaway	15,146,085	153,649	0
Milton A. Wolf	15,143,635	156,099	0

Item 6.    Exhibits and Reports on Form 8-K

(a)

Exhibit Number	Exhibit
10.1
Amended and Restated Master Credit Facility Agreement, dated as of April 25, 2002, entered into by and among the Registrant, The TC Operating Limited Partnership, The Town and Country Holding Corporation, The TC Property Company, The Town and Country Oriole Corporation, each of the Property Partnerships and Prudential Multifamily Mortgage, Inc

(b) Reports on Form 8-K

No Reports on Form 8-K have been filed during the quarter for which this Report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002
THE TOWN AND COUNTRY TRUST

/s/ JAMES DOLPHIN
James Dolphin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)