Form 10-Q
period 2002-06-30
TOWN & COUNTRY TRUST
filed 2002-08-14
CIK 906110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Common Shares of Beneficial Interest, $.01 par value 16,253,400 outstanding as of June 30, 2002.

THE TOWN AND COUNTRY TRUST
FORM 10-Q
INDEX

SIGNATURE	14

Certification of Chief Executive Officer, Exhibit 99.1	15

Certification of Chief Financial Officer, Exhibit 99.2	16

THE TOWN AND COUNTRY TRUST
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2002	December 31, 2001

ASSETS
Real estate:
Land	$102,787	$102,787
Buildings and improvements	674,404	667,474
Other	7,880	7,807

	785,071	778,068
Less accumulated depreciation	(304,947)	(294,144)

	480,124	483,924

Cash and cash equivalents	2,630	1,692
Restricted cash	2,560	2,460
Deferred financing costs	4,672	3,333
Other assets	6,471	7,961

Total assets	$496,457	$499,370

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable – secured	$478,213	$459,403
Notes payable – unsecured	—	16,000
Accrued interest	2,173	2,158
Accounts payable and other liabilities	7,163	8,187
Security deposits	3,421	3,225
Minority interest	151	905

Total liabilities	491,121	489,878
Shareholders’ equity:
Common shares of beneficial interest ($.01 par value): 500,000,000 shares authorized 16,253,400 shares issued and outstanding (16,288,330 in 2001)	163	161
Additional paid-in capital	326,695	324,193
Distributions in excess of accumulated earnings	(318,063)	(312,892)
Deferred compensation – restricted stock	(3,306)	(1,970)
Other comprehensive income (loss)	(153)	—

	5,336	9,492

Total liabilities and shareholders’ equity	$496,457	$499,370

See accompanying notes.

THE TOWN AND COUNTRY TRUST
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

REVENUE
Rental income	$32,526	$31,623	$64,310	$62,528

EXPENSES
Rental expenses:
Real estate taxes and insurance	3,046	2,956	6,072	5,891
Utilities	1,749	1,939	3,835	4,249
Repairs and maintenance	4,287	3,822	7,947	7,222
Marketing and advertising	1,219	1,033	2,423	1,998
Other	2,837	2,632	5,809	5,089

Total rental expenses	13,138	12,382	26,086	24,449

Real estate depreciation	5,293	5,099	10,522	10,144
Interest expense	7,335	7,800	14,649	15,894
General and administrative	1,286	1,334	2,554	2,568
Other depreciation and amortization	168	89	345	168
Separation expense	—	—	—	3,338

Total expenses	27,220	26,704	54,156	56,561

Income before minority interest	5,306	4,919	10,154	5,967
Income allocated to minority interest	710	667	1,367	809

Net income	$4,596	$4,252	$8,787	$5,158

Per common share:
Net income – basic	$.29	$.27	$.55	$.33

Net income – diluted	$.28	$.26	$.54	$.32

Weighted average common shares outstanding - basic	15,971	15,731	15,944	15,720
Dilutive effect of outstanding options and restricted shares	259	351	240	351

Weighted average common shares outstanding – diluted	16,230	16,082	16,184	16,071

Dividends declared and paid per share outstanding	$.43	$.43	$.86	$.86

See accompanying notes.

THE TOWN AND COUNTRY TRUST
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2002	2001

Operating activities
Net income	$8,787	$5,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,197	10,601
Income allocated to minority interest	1,367	809
Amortization of deferred compensation	288	1,095
Changes in operating assets and liabilities:
Increase in restricted cash	(100)	(175)
Decrease in other assets	1,354	2,814
(Decrease) increase in accounts payable, other liabilities, accrued interest and security deposits	(830)	2,802

Net cash provided by operating activities	22,063	23,104

Investing activities
Capital expenditures	(7,067)	(7,966)

Net cash used in investing activities	(7,067)	(7,966)

Financing activities
Net borrowings (payments) on notes payable — secured	18,810	(176)
Net (payments) borrowings on notes payable — unsecured	(16,000)	500
Proceeds from exercise of share options	880	827
Payment of deferred financing costs	(1,669)	—
Dividends paid to shareholders	(13,958)	(13,820)
Distributions to minority interest holders	(2,121)	(2,121)

Net cash used in financing activities	(14,058)	(14,790)

Increase in cash and cash equivalents	938	348
Cash and cash equivalents at beginning of period	1,692	1,262

Cash and cash equivalents at end of period	$2,630	$1,610

Cash interest paid	$14,224	$16,023

See accompanying notes.

THE TOWN AND COUNTRY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

1.     Basis of Presentation

The accompanying unaudited interim consolidated financial statements of The Town and Country Trust (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and, accordingly, do not include all of the information required by generally accepted accounting principles. Such financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position at June 30, 2002 and results of operations for the interim periods ended June 30, 2002 and 2001. Interim results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of results that may be expected for a full year. Certain amounts previously reported have been reclassified to conform to the current presentation. The accompanying financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144). FAS 144 supercedes FAS 121 and certain provisions of APB Opinion 30 with regards to reporting the effects of a disposal of a segment. The Company adopted FAS 144 effective January 1, 2002. The adoption of this new pronouncement did not have a material affect on the financial position or results of operations of the Company.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") which rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". It also rescinds FASB Statement No. 44, "Accounting for Intangible Assets or Motor Carriers," and amends FASB Statement No. 13, "Accounting for Leases". Finally SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of FASB Statement No. 4 and its amendment Statement No. 64 are effective for fiscal years beginning after May 15, 2002. Provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002 and all other provisions are effective for financial statements issued on or after May 15, 2002. The Company will adopt SFAS Statement No. 145 on January 1, 2003. The adoption of this new pronouncement will not have a material affect on the financial position or results of operations of the Company.

2.     Notes Payable

In late April 2002, the Company executed an amendment and restatement of its secured financing facility, increasing its size to $439 million from $382.2 million. The additional $56.8 million is expected to be used to fund the Company's continuing program of apartment renovations and improvements, to make additional apartment acquisitions and for working capital purposes. Total outstanding borrowings under the facility as of June 30, 2002 were $401.2 million. Of this amount, $300 million matures in 2008 and bears interest at 6.91% fixed. The remaining $101.2 million is outstanding at a variable rate maturing in 2008, and can be converted to a fixed-rate term loan at the Company's option.

In April, 2002 the Company modified its existing $50 million bank line of credit. Under the modified terms, $10 million of the line, which bears interest at 120 basis points over LIBOR and is due on demand, may be used for working capital purposes. The remaining $40 million, which bears interest at 120 basis points over LIBOR and is due on demand, may be used to fund acquisitions. The line of credit expires in October 2002 and may be extended at the Company's option to October 2003. As of June 30, 2002, $16,250,000 was outstanding under the line.

3.     Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 133 “ Accounting for Certain Derivative Instruments and Hedging Activities ” as amended by SFAS No. 137, “ Accounting for Derivative Instruments and Hedging Activities, an amendment of Statement 133 ” and SFAS No. 138, “ Accounting for Certain Instruments and Certain Hedging Activities, an amendment of Statement 133 ” was adopted by the Company on January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring all derivative financial instruments to be carried in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedge transaction. For derivative financial instruments that qualify as cash flow hedges, changes in fair value of the derivative instrument is reported as a component of other comprehensive income with a corresponding offset to other assets and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. For hedges where a change in the fair value of the derivative exceeds the change in the fair value of the hedged item, the ineffective portion, if any, is recognized in other income/expense in current period earnings. The Company uses derivative financial instruments in the normal course of business to limit its exposure to fluctuations in interest rates. The Company does not enter into derivative instruments for speculative purposes.

To manage interest rate risk, the Company may employ interest rate swaps, caps and floors, options, forwards or a combination thereof, depending on an underlying exposure. Interest rate swaps and collars are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract or collar agreement, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by any of its counterparties. Net interest differentials to be paid or received under a swap contract and/or collar agreement are accrued as interest expense as incurred or earned.

On April 26, 2002, the Company replaced an existing $75 million interest rate protection agreement with a new interest rate protection agreement covering $139 million of variable rate debt associated with its amended and restated secured credit facility. This protection agreement caps the Company's exposure to LIBOR at 9.35% through March 2007. The interest rate protection agreement hedges interest payments consistent with the Company’s risk management objectives and strategy. Subsequently, the Company executed a $20 million floating to fixed interest rate swap to effectively fix the interest rate on $20 million of floating rate debt under the secured facility at approximately 5.25%. The Company simultaneously sold a $20 million interest rate cap, capping the Company's exposure to LIBOR at 9.35%. The Company believes that each of these transactions qualifies as a cash flow hedge and thereby qualifies for hedge accounting under SFAS 133. The net cost to the Company of these cash flow hedge transactions was $506,000.

The following table presents the fair value of outstanding derivative financial instruments, based on external market quotations as of June 30, 2002.

Notional Amount	Fixed Rate	Type of Contract	Effective Date	Contract Maturity	Fair Value
$139,000,000	9.35%	Cap	April, 2002	April, 2007	$540,000
$(20,000,000)	9.35%	Cap	January, 2003	April, 2007	$(78,000)
$20,000,000	4.84%	Swap (Floating to Fixed)	January, 2003	April, 2007	$(113,000)

During the quarter ended June 30, 2002, the Company recorded $153,000 of unrealized losses in accumulated other comprehensive income (loss) and a $3,000 loss in net income related to the ineffective portion of the Company’s hedging instruments. The Company expects to reclassify $13,000 of unrealized losses into earnings in the next twelve months. Comprehensive income was $4,443,000 and $8,634,000 for the three and six months ended June 30, 2002.

3.     Subsequent Events

In mid-July 2002, the Company adopted a Dividend Reinvestment and Share Purchase Plan (the “Plan”) which provides shareholders with the opportunity to acquire additional common shares through reinvestment of dividends and through optional cash investment. Shares may be acquired under the Plan either directly from the Company or through open market purchases. The Company has registered 750,000 common shares of beneficial interest for potential issuance under the Plan.

On July 31, 2002, the Board of Trustees declared a regular quarterly dividend of $.43 per share (approximately $7.0 million). Concurrent with the payment of the dividend, a $1.1 million limited partnership distribution will be made to the minority interest holders. The dividend and distribution will be paid on September 10, 2002 to shareholders of record as of August 16, 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion is based primarily on the unaudited consolidated financial statements of the Company as of June 30, 2002 and for the three month and six month periods ended June 30, 2002 and 2001. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Hedge Accounting

The Company carries all derivative financial instruments as assets or liabilities on its balance sheets at fair value. Changes in fair value of these instruments, which qualify as cash flow hedges, are recorded as a component of other comprehensive income (loss). Any ineffective portion of the change in value is recorded to current period earnings.

Results of Operations - Three Months Ended June 30, 2002 and 2001

Net income for the three months ended June 30, 2002 was $4,596,000 or $.28 per diluted share, an increase of $344,000 from $4,252,000 or $.26 per diluted share at June 30, 2001. The increase in net income is primarily attributable to a decrease in interest expense discussed below.

The Company has had no acquisition or disposition activity since the beginning of 2001 and, therefore, results for the Company’s entire portfolio of 15,237 apartments also represent results on a “same store” basis. Rental income for the second quarter grew by $903,000 or 2.9%, reflecting average rental rate increases of 3.8% and a 1.0% (100 basis point) decline in physical occupancy to 93.7%. Occupancy declined in several of the Company’s markets reflecting reduced demand for rental apartments in a slower economic climate. Baltimore and Pennsylvania, the Company’s two largest markets with 6,917 and 2,073 apartments, respectively, (approximately 59% of the portfolio), experienced occupancy of 93.5% and 94.5% during the quarter which were each down 220 basis points, respectively, in comparison to the second quarter of 2001 when occupancy averaged 95.7% and 96.7%, respectively.

Total rental expenses increased 6.1% or $756,000 to $13,138,000 from $12,382,000 in 2001. Second quarter rental expenses were affected by weaker markets as marketing and advertising costs and turnover related repairs and maintenance expenses, increased $230,000 or 21.9% in 2002. Other expense increased $205,000 or 7.8% to $2,837,000 from $2,632,000 as the Company continues to experience increased personnel and related benefit costs associated with the development of its human resources and technology infrastructure started in 2001. Utility costs for the current quarter decreased $190,000 or 9.8% due to reduced energy costs, primarily natural gas, associated with mild weather and decreased consumption. As a result, net operating income (i.e. rental income less rental expenses) increased by only 0.8% to $19,388,000 from $19,241,000 in 2001.

Interest expense decreased $465,000 or 6.0% to $7,335,000 for the second quarter of 2002, from $7,800,000 last year as the Company benefited from a 2.9% weighted average interest rate attributable to its floating rate debt compared to 5.4% during the second quarter last year.

Results of Operations - Six Months Ended June 30, 2002 and 2001

Net income for the six months ended June 30, 2002 was $8,787,000 or $.54 per diluted share, an increase of $3,629,000 from $5,158,000 or $.32 per diluted share at June 30, 2001. Net income for the six months ended June 30, 2001 includes a non-recurring charge of $3,338,000 related to the departure of two senior executives and one other officer. Excluding the non-recurring charge, net income for the six months increased $291,000 or 3.4%.

The Company has had no acquisition or disposition activity since the beginning of 2001 and, therefore, results for the Company’s entire portfolio of 15,237 apartments represent results on a “same store” basis. Rental income for the six months ended June 30, 2002 grew by $1,782,000 or 2.8%, reflecting average rental rate increases of 4.6% and a 1.8% (180 basis point) decline in physical occupancy to 92.8%. Occupancy declined in several of the Company’s markets reflecting reduced demand for rental apartments in a slower economic climate. Baltimore and Pennsylvania, the Company’s two largest markets with 6,917 and 2,073 apartments, respectively, (approximately 59% of the portfolio), experienced occupancy of 93.3% and 93.4% during the six months which were down 200 and 280 basis points, respectively, in comparison to the six months ended June 30, 2001 when occupancy averaged 95.3% and 96.2%, respectively.

Total rental expenses increased 6.7% or $1,637,000 to $26,086,000 from $24,449,000 in 2001. Rental expenses for the period were affected by weaker markets as marketing and advertising costs and turnover related repairs and maintenance expenses, increased $575,000 or 29.1% in 2002. Other expense increased $720,000 or 14.1% to $5,809,000 from $5,089,000 as the Company continues to experience increased personnel and related benefit costs associated with the development of its human resources and technology infrastructure started in 2001. Utility costs for the six months decreased $414,000 or 9.7% due to reduced energy costs, primarily natural gas, associated with mild weather and decreased consumption. As a result, net operating income (i.e., rental income less rental expenses) increased by only 0.4% to $38,224,000 from $38,079,000 in 2001.

Interest expense decreased $1,245,000 or 7.8% to $14,649,000 for the six months ended June 30, 2002 from $15,894,000 last year as the Company benefited from a 2.7% weighted average interest rate attributable to its floating rate debt compared to 5.9% during the six months last year.

Absent any non-recurring transaction that would result in a significant increase in net income (such as the sale of a property), the Company expects that the balance recorded as "Minority interest" in the accompanying Balance Sheet will be reduced to zero before year-end. Once the balance is reduced to zero, for financial reporting purposes an additional allocation of income will be made to the minority interest holders in an amount necessary to keep such balance from falling below zero. This amount will be equal to the amount by which distributions to the minority interest holders exceeds the income normally allocated to them. This will have a dilutive effect on reported net income to common shareholders and will have no affect on Funds from Operations.

Funds from Operations

The Company believes that Funds from Operations (“FFO”) is a widely used and appropriate supplemental measure of the operating performance of an equity REIT. FFO is defined as income (loss) before minority interest (computed in accordance with generally accepted accounting principles) excluding gains and losses from sales of operating properties, plus real estate depreciation. This definition of FFO is consistent with the current definition promulgated by the National Association of Real Estate Investment Trusts (NAREIT). The Company acknowledges that not all companies and analysts calculate FFO in the same fashion and therefore, the Company’s definition of FFO may not be comparable to similarly titled measures reported by other companies. FFO is affected by the operating performance of the properties and the capital structure of the Company. FFO does not represent cash flow from operating activities as defined by generally accepted accounting principles and is not necessarily indicative of cash available to fund all cash needs. FFO should not be considered as an alternative to net income as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity.

A reconciliation between income before minority interest and FFO is as follows:

	Six Months Ended June 30,

(in thousands)	2002	2001

Income before minority interest	$10,154	$5,967
Real estate depreciation	10,522	10,144

Funds from operations (1)	$20,676	$16,111

Other Data:
Net cash provided by operating activities	$22,063	$23,104
Net cash used in investing activities	$(7,067)	$(7,966)
Net cash used in financing activities	$(14,058)	$(14,790)

______________

(1)	Funds from operations for 2001 includes a non-recurring $3,338,000 charge for separation expense relating to the departure of two senior executives and one other officer.

Liquidity and Capital Resources

Operating activities provided unrestricted cash for the six months ended June 30, 2002 of $22,063,000 of which $16,079,000 was paid out in dividends and distributions.

During 2002, the Company has made and will continue to make capital improvements to certain properties. These improvements include carpeting, paving, roofs, vinyl siding and landscaping as well as certain revenue-enhancing improvements such as the modernization of kitchens and bathrooms and the addition of washers and dryers within certain apartment units. A total of $7,067,000 ($464 per apartment home) of capital improvements was made during the six months ended June 30, 2002. Of this amount, $3,220,000 ($211 per apartment home) was considered to be of a normal, recurring nature. The Company finances its capital improvements through a revolving credit facility and working capital.

In late April 2002, the Company executed an amended and restated secured financing facility, increasing its size to $439 million from $382.2 million. The additional $56.8 million is expected to be used to fund the Company’s continuing program of apartment renovations and improvements, to make additional apartment acquisitions and for working capital purposes. Total outstanding borrowings under the facility as of June 30, 2002 were $401.2 million. Of this amount, $300 million matures in 2008 and bears interest at 6.91%, fixed. The remaining $101.2 million is outstanding at a variable rate maturing in 2008, and can be converted to a fixed-rate term loan at the Company’s option.

In April, 2002 the Company modified its existing $50 million bank line of credit. Under the modified terms, $10 million of the line, which bears interest at 120 basis points over LIBOR and is due on demand, may be used for working capital purposes. The remaining $40 million, which bears interest at 120 basis points over LIBOR and is due on demand, may be used to fund acquisitions. The line of credit expires in October 2002 and may be extended at the Company’s option to October 2003. As of June 30, 2002, $16,250,000 was outstanding under the line.

The following table sets forth certain information regarding the Company’s outstanding indebtedness as of June 30, 2002:

	Amount in $000’s	% of Debt	Interest Rate(2)	Maturity

Fixed Rate Debt:
Secured facility (1)	$320,000	66.9%	6.80%	2008
Conventional mortgages	60,811	12.7%	7.27%	2003 – 2009

Total fixed	380,811	79.6%	6.88%

Floating Rate Debt:
Revolving credit facility (1)	81,152	17.0%	2.72%	2008
Line of credit	16,250	3.4%	3.04%	2002

Total floating	97,402	20.4%	2.77%

Total debt	$478,213	100.0%	6.04%

______________

(1)	The information shown for this debt gives effect to an interest rate swap agreement in the notional amount of $20 million, which has the effect of fixing the interest rate on this amount of floating rate debt at approximately 5.25% to April, 2007.

(2)	Weighted average

The Company’s primary market risk exposure relates to changes in interest rates associated with the variable rate portion of its secured credit facility and its bank line of credit. The Company had $117,402,000 in variable rate debt outstanding at June 30, 2002. Interest rates attributable to all but $16,250,000 of this floating rate debt are fixed through the remainder of the year. A hypothetical 100 basis point increase in interest rates for the remainder of the year over the rates in effect would result in an increase of interest expense and a corresponding decrease in income before minority interest of approximately $81,250. This estimate incorporates only those exposures that exist as of June 30, 2002 and does not consider exposures that could arise after that date.

The Company uses an interest rate protection agreement to reduce the potential impact of increases in interest rates as required by the loan agreement covering its secured credit facility. On April 26, 2002 the Company replaced an existing $75 million interest rate protection agreement with a new $139 million interest rate protection agreement capping the Company's exposure to LIBOR at 9.35% through March 2007. Subsequently, the Company executed a $20 million floating to fixed interest rate swap to effectively fix the interest rate on $20 million of floating rate debt under the secured facility at approximately 5.25%. The Company simultaneously sold a $20 million interest rate cap, capping the Company's exposure to LIBOR at 9.35%. These interest rate protection agreements hedge interest payments consistent with the Company’s risk management objective and strategy to reduce exposure to variability in cash flows attributable to increases in LIBOR.

In July 2002, the Company adopted a Dividend Reinvestment and Share Purchase Plan (the “Plan”) pursuant to which shareholders may purchase additional shares of beneficial interest through reinvestment of dividends or by optional cash investment. Shares may be acquired under the Plan either directly from the Company or through open market purchases. The Company has registered 750,000 common shares of beneficial interest for potential issuance under the Plan.

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

See Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations under Liquidity and Capital Resources for tables and a complete discussion of the Company interest rate sensitivity risk.

There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2001 other than disclosed in Item 2.

Part II: Other Information

Items 1 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibit

Number	Exhibit

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(b)    Reports on Form 8-K

            No Reports on Form 8-K have been filed during the quarter for which this Report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TOWN AND COUNTRY TRUST
Date: August 14, 2002	/s/ James Dolphin

James Dolphin Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)