Form 10-Q
period 2002-09-30
TOWN & COUNTRY TRUST
filed 2002-11-14
CIK 906110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Common Shares of Beneficial Interest, $.01 par value 16,258,565 outstanding as of September 30, 2002.

THE TOWN AND COUNTRY TRUST
FORM 10-Q
INDEX

SIGNATURE	16

CERTIFICATION OF CHIEF EXECUTIVE OFFICER	17

CERTIFICATION OF CHIEF FINANCIAL OFFICER	18

THE TOWN AND COUNTRY TRUST
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2002	December 31, 2001

ASSETS
Real estate:
Land	$102,787	$102,787
Buildings and improvements	684,240	667,474
Other	8,053	7,807

	795,080	778,068
Less accumulated depreciation	(310,293)	(294,144)

	484,787	483,924

Cash and cash equivalents	4,612	1,692
Restricted cash	2,610	2,460
Deferred financing costs	4,513	3,333
Other assets	9,418	7,961

Total assets	$505,940	$499,370

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable – secured	$487,116	$459,403
Notes payable – unsecured	—	16,000
Accrued interest	2,168	2,158
Accounts payable and other liabilities	11,960	8,187
Security deposits	3,461	3,225
Minority interest (Note 5)	—	905

Total liabilities	504,705	489,878

Shareholders’ equity:
Common shares of beneficial interest ($.01 par value): 500,000,000 shares authorized 16,258,565 shares issued and outstanding (16,088,330 in 2001)	163	161
Additional paid-in capital	326,782	324,193
Distributions in excess of accumulated earnings	(320,666)	(312,892)
Deferred compensation – restricted stock	(3,152)	(1,970)
Other comprehensive income (loss)	(1,892)	—

	1,235	9,492

Total liabilities and shareholders’ equity	$505,940	$499,370

See accompanying notes.

THE TOWN AND COUNTRY TRUST
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

REVENUE
Rental income – other income	$33,001	$32,182	$97,310	$94,710

EXPENSES
Rental expenses:
Real estate taxes and insurance	3,475	3,018	9,547	8,909
Utilities	1,696	1,790	5,530	6,039
Repairs and maintenance	4,401	4,075	12,347	11,297
Marketing and advertising	1,166	1,102	3,589	3,100
Other	2,781	2,716	8,590	7,807

Total rental expenses	13,519	12,701	39,603	37,152

Real estate depreciation	5,182	5,094	15,704	15,237
Interest expense	7,459	7,559	22,109	23,452
General and administrative	1,381	1,147	3,934	3,715
Other depreciation and amortization	163	128	508	295
Separation expense	—	—	—	3,338

Total expenses	27,704	26,629	81,858	83,189

Income before minority interest	5,297	5,553	15,452	11,521
Income allocated to minority interest	708	752	2,075	1,562
Minority interest distributions in excess of earnings (Note 5)	201	—	201	—

Net income	$4,388	$4,801	$13,176	$9,959

Per common share:
Net income – basic	$0.27	$0.31	$0.83	$0.63

Net income – diluted	$0.27	$0.30	$0.81	$0.62

Weighted average common shares outstanding -basic	15,976	15,734	15,955	15,725
Dilutive effect of outstanding options and restricted shares	242	375	248	367

Weighted average common shares outstanding – diluted	16,218	16,109	16,203	16,092

Dividends declared and paid per share	$0.43	$0.43	$1.29	$1.29

See accompanying notes.

THE TOWN AND COUNTRY TRUST
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,

	2002	2001

Operating activities
Net income	$13,176	$9,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,747	15,967
Income allocated to minority interest	2,276	1,562
Amortization of deferred compensation	442	1,190
Changes in operating assets and liabilities:
Increase in restricted cash	(150)	(225)
(Increase) decrease in other assets	(1,457)	537
Increase in accounts payable, other liabilities, accrued interest and security deposits	2,127	5,619

Net cash provided by operating activities	33,161	34,609

Investing activities
Capital expenditures	(17,075)	(14,224)

Net cash used in investing activities	(17,075)	(14,224)

Financing activities
Net borrowings (payments) on notes payable – secured	27,713	(267)
Net (payments) borrowings on notes payable – unsecured	(16,000)	3,000
Proceeds from exercise of share options	967	853
Payment of deferred financing costs	(1,715)	(54)
Dividends paid to shareholders	(20,950)	(20,737)
Distributions to minority interest holders	(3,181)	(3,182)

Net cash used in financing activities	(13,166)	(20,387)

Increase (decrease) in cash and cash equivalents	2,920	(2)
Cash and cash equivalents at beginning of period	1,692	1,262

Cash and cash equivalents at end of period	$4,612	$1,260

Cash interest paid	$21,966	$23,780

See accompanying notes.

THE TOWN AND COUNTRY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of The Town and Country Trust (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all of the information required by generally accepted accounting principles. Such financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position at September 30, 2002 and results of operations for the interim periods ended September 30, 2002 and 2001. Interim results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of results that may be expected for a full year. Certain previously reported amounts have been reclassified to conform to the current presentation. The accompanying financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144). FAS 144 supercedes FAS 121 and certain provisions of APB Opinion 30 with respect to reporting the effects of a disposal of a segment. The Company adopted FAS 144 effective January 1, 2002. The adoption of this new pronouncement had no impact on the financial position or results of operations of the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”) which rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64,”Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” It also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers,” and amends FASB Statement No. 13, “Accounting for Leases.” Finally, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of FASB Statement No. 4 and its amendment Statement No. 64 are effective for fiscal years beginning after May 15, 2002. Provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002 and all other provisions are effective for financial statements issued on or after May 15, 2002. The Company will adopt SFAS Statement No. 145 on January 1, 2003. The adoption of this new pronouncement is not expected to have a material effect on the financial position or results of operations of the Company.

2. Notes Payable

In late April 2002, the Company executed an amendment and restatement of its secured financing facility, increasing its size to $439 million from $382.2 million. The additional $56.8 million is expected to be used to fund the Company’s continuing program of apartment renovations and improvements, to make additional apartment acquisitions and for working capital purposes. Total outstanding borrowings under the facility as of September 30, 2002 were $410.2 million. Of this amount, $300 million matures in 2008 and bears interest at 6.91%, fixed. The remaining $110.2 million is outstanding at a variable rate maturing in 2008, and can be converted, in whole or in part, to a fixed-rate term loan at the Company’s option. As more fully described in Note 3, $40 million of this debt has been “swapped” to a fixed rate (4.57% blended) through March 2007.

In April, 2002 the Company modified its existing $50 million bank line of credit. Under the modified terms, $10 million of the line is unsecured, bears interest at 120 basis points over LIBOR, is due on demand and may be used for working capital purposes. The remaining $40 million is secured, bears interest at 120 basis points over LIBOR, is due on demand and may be used to fund acquisitions. In October 2002, the Company renewed this line of credit through October 2003. At the Company’s option, the line may be extended through October 2004. As of September 30, 2002, $16,250,000 was outstanding under the line.

3. Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Certain Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities, an amendment of Statement 133” and SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities, an amendment of Statement 133” was adopted by the Company on January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring all derivative financial instruments to be carried in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedge transaction. For derivative financial instruments that qualify as cash flow hedges, changes in fair value of the derivative instrument is reported as a component of other comprehensive income with a corresponding offset to other assets and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. For hedges where a change in the fair value of the derivative exceeds the change in the fair value of the hedged item, the ineffective portion, if any, is recognized in other income/expense in current period earnings. The Company uses derivative financial instruments in the normal course of business to limit its exposure to fluctuations in interest rates. The Company does not enter into derivative instruments for speculative purposes.

To manage interest rate risk, the Company may employ interest rate swaps, caps and floors, options, forwards or a combination thereof, depending on an underlying exposure. Interest rate swaps and collars are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract or collar agreement, the Company’s exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by any of its counterparties. Net interest differentials to be paid or received under a swap contract and/or collar agreement are accrued as interest expense as incurred or earned.

On April 26, 2002, the Company replaced an existing $75 million interest rate protection agreement with a new interest rate protection agreement covering $139 million of variable rate debt associated with its amended and restated secured credit facility. This protection agreement caps the Company’s exposure to LIBOR at 9.35% through March 2007. The interest rate protection agreement hedges interest payments consistent with the Company’s risk management objectives and strategy. Subsequently, the Company executed two $20 million floating to fixed interest rate swaps to effectively fix the interest rate on $40 million of floating rate debt under the secured facility at a blended rate of approximately 4.57%. The Company simultaneously sold two $20 million interest rate caps, capping the Company’s exposure to LIBOR at 9.35%. The Company believes that each of these transactions qualifies as a cash flow hedge and thereby qualifies for hedge accounting under SFAS 133. The net cost to the Company of these cash flow hedge transactions was $438,000.

The following table presents the fair value of outstanding derivative financial instruments, based on external market quotations as of September 30, 2002.

Notional Amount	Fixed Rate	Type of Contract	Effective Date	Contract Maturity	Fair Value

$139,000,000	9.35%	Cap	April, 2002	April, 2007	$345,000
$(20,000,000)	9.35%	Cap	January, 2003	April, 2007	$(52,000)
$20,000,000	4.84%	Swap (Floating to Fixed)	January, 2003	April, 2007	$(1,417,000)
$(20,000,000)	9.35%	Cap	January, 2003	April, 2007	$(57,000)
$20,000,000	3.48%	Swap (Floating to Fixed)	January, 2003	April, 2007	$(316,000)

During the quarter ended September 30, 2002, the Company recorded $1,739,000 of unrealized losses in accumulated other comprehensive income (loss) and a $41,000 loss in net income related to the ineffective portion of the Company’s hedging instruments. The Company expects to reclassify $344,000 of unrealized losses into earnings in the next twelve months. Comprehensive income was $2,649,000 and $11,284,000 for the three and nine months ended September 30, 2002.

4. Dividend Reinvestment and Share Purchase Plan

In mid-July 2002, the Company adopted a Dividend Reinvestment and Share Purchase Plan (the “Plan”) which provides shareholders with the opportunity to acquire additional common shares through reinvestment of dividends and through optional cash investment. Shares may be acquired by the Plan either from the Company issuing new shares or by the Plan administrator acquiring existing shares in the open market. The Company has registered 750,000 common shares of beneficial interest for potential issuance under the Plan.

5. Distributions to Minority Interest in Excess of Income

Distributions to minority interest in excess of earnings was $201,000 for the current period compared to zero last year. During the third quarter, the amounts reported under the caption “Minority interest” in the accompanying Balance Sheet was reduced to zero. When this balance is reduced to zero, generally accepted accounting principles require that, for financial reporting purposes, an additional allocation of income be made to the minority interest holders in an amount necessary to keep such balance from falling below zero. This additional allocation of $201,000 has no economic impact to the Company, however, it had a dilutive effect of $.01 per share on reported net income to common shareholders and no effect on Funds from Operations.

6. Subsequent Events

On October 30, 2002, the Board of Trustees declared a regular quarterly dividend of $.43 per share (approximately $7.0 million) payable on December 10, 2002 to shareholders of record as of November 22, 2002. Concurrent with the payment of the dividend, a $1.1 million limited partnership distribution will be made to the minority interest holders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion is based primarily on the unaudited consolidated financial statements of the Company as of September 30, 2002 and for the three month and nine month periods ended September 30, 2002 and 2001. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Forward-Looking Statements

The matters discussed herein include certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that such forward-looking statements be subject to the safe harbors created by such Acts. Words and phrases such as “looking ahead”, “we are confident”, “should be”, “will be”, “predicted”, “believe”, “expect”, “anticipate”, and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company’s current views regarding future events and financial performance but are subject to many known and unknown risks, uncertainties, and other factors relating to the Company’s operations and business environment which may cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, but are not limited to, interest rate fluctuations; competition for tenants and acquisitions from others, many of whom may have greater financial resources than the Company; changes in rental rates which may be charged by the Company in response to market rental rate changes or otherwise; changes in federal income tax laws and regulations; any changes in the Company’s capacity to acquire additional apartment properties and any changes in the Company’s financial condition or operating results due to the acquisition of additional apartment properties; unanticipated increases in rental expenses due to factors such as casualties to the Company’s apartment properties or adverse weather conditions in the geographic locations of the Company’s apartment properties; and local economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the real estate investment trust industry, or the markets in which the Company’s apartment properties are located. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that such statements will prove to be accurate. In view of the significant uncertainties associated with such forward-looking statements, the inclusion of this information should not be construed as a representation by the Company that the results or conditions described in such statements will be achieved. The Company undertakes no obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations - Three Months Ended September 30, 2002 and 2001

Net income for the three months ended September 30, 2002 was $4,388,000 or $.27 per diluted share, a decrease of $413,000 from $4,801,000 or $.30 per diluted share at September 30, 2001. The decrease in net income is primarily attributable to an increase in general and administrative expenses and an additional allocation of income to minority interest for distributions in excess of earnings as discussed below.

The Company has had no acquisition or disposition activity since the beginning of 2001 and, therefore, results for the Company’s entire portfolio of 15,237 apartments also represent results on a “same store” basis. Rental income for the third quarter grew by $819,000 or 2.5%, reflecting average rental rate increases (after concessions) of 2.7% and a 0.4% (40 basis point) decline in physical occupancy to 94.1%. Occupancy declined in several of the Company’s markets reflecting reduced demand for rental apartments in a slower economic climate. Baltimore and Pennsylvania, the Company’s two largest markets with 6,917 and 2,073 apartments, respectively, (approximately 59% of the portfolio), experienced occupancy of 94.2% and 95.7% during the quarter which were down 110 and 60 basis points, respectively, in comparison to the third quarter of 2001 when occupancy averaged 95.3% and 96.3%, respectively.

Total rental expenses increased 6.4%, or $818,000, to $13,519,000 from $12,701,000 in 2001. Third quarter rental expenses were affected by an increase in real estates taxes and insurance of $457,000, or 15.1%, to $3,475,000 from $3,018,000. Approximately $430,000 of this increase is attributable to a dramatic increase in insurance premiums as well as increased deductibles related to the Company’s July 1 insurance program renewal. Repairs and maintenance increased $326,000, or 8.0%, to $4,401,000 from $4,075,000 as the Company experienced increases in both payroll and related benefit expense and turnover cost. Utility costs for the current quarter decreased $94,000, or 5.3%, due to reduced energy costs, primarily natural gas. As a result, net operating income (i.e., rental income less rental expenses) was flat at approximately $19,480,000.

General and administrative expenses increased $234,000, or 20.4%, to $1,381,000 from $1,147,000 as a result of increased investor and shareholder relations expense partially associated with the implementation of the Dividend Reinvestment and Stock Purchase Plan, write-off of cost associated with a proposed apartment acquisition that did not close and increased payroll and related expenses.

Interest expense decreased $100,000, or 1.3%, to $7,459,000 for the third quarter of 2002, from $7,559,000 last year as the Company benefited from a 3.0% weighted average interest rate attributable to its floating rate debt compared to 5.4% during the third quarter last year despite an increase of $17 million in average borrowings.

Distributions to minority interest in excess of earnings was $201,000 for the current period compared to zero last year. During the third quarter, the “Minority interest” in the accompanying Balance Sheet was reduced to zero. When this balance is reduced to zero, generally accepted accounting principles require that, for financial reporting purposes, an additional allocation of income be made to the minority interest holders in an amount necessary to keep such balance from falling below zero. This additional allocation has no economic impact to the Company, however, it had a dilutive effect of $.01 per share on reported net income to common shareholders and no affect on Funds from Operations.

Results of Operations - Nine Months Ended September 30, 2002 and 2001

Net income for the nine months ended September 30, 2002 was $13,176,000, or $.81 per diluted share, an increase of $3,217,000 from $9,959,000, or $.62 per diluted share, at September 30, 2001. Net income for the nine months ended September 30, 2001 includes a non-recurring charge of $3,338,000 related to the departure of two senior executives and one other officer. Excluding the non-recurring charge, net income for the nine months increased $331,000 or 2.6%.

The Company has had no acquisition or disposition activity since the beginning of 2001 and, therefore, results for the Company’s entire portfolio of 15,237 apartments represent results on a “same store” basis. Rental income for the nine months ended September 30, 2002 grew by $2,600,000, or 2.7%, reflecting average rental rate increases (after concessions) of 3.9% and a 1.4% (140 basis point) decline in physical occupancy to 93.2%. Occupancy declined in several of the Company’s markets reflecting reduced demand for rental apartments in a slower economic climate and increased competition from single family alternatives resulting from the low mortgage interest rate environment. Baltimore and Pennsylvania, the Company’s two largest markets with 6,917 and 2,073 apartments, respectively, (approximately 59% of the portfolio), experienced occupancy of 93.6% and 94.2% during the nine months which were down 170 and 200 basis points, respectively, in comparison to the nine months ended September 30, 2001 when occupancy averaged 95.3% and 96.2%, respectively.

Total rental expenses increased 6.6%, or $2,451,000, to $39,603,000 from $37,152,000 in 2001. Rental expenses for the period were affected by an increase in real estate taxes and insurance of $638,000, or 7.2%, to $9,547,000 from $8,909,000 due to the approximate $430,000 increase in insurance premiums as well as increased deductibles related to the Company’s July 1, 2002 insurance program renewal. Repairs and maintenance increased $1,050,000, or 9.3%, to $12,347,000 from $11,297,000 as the Company experienced increases in both payroll and related benefit expense and turnover cost. The effect of weaker markets in 2002 caused a $489,000, or 15.8%, increase in marketing and advertising expense to $3,589,000 from $3,100,000. Other expense increased $783,000, or 10.0%, to $8,590,000 from $7,807,000 as the Company continues to experience increased personnel and related benefit costs associated with the development of its human resources and technology infrastructure started in 2001. Utility costs for the nine months decreased $509,000, or 8.4%, due to reduced energy costs, primarily natural gas, associated with mild weather and decreased consumption. As a result, net operating income (i.e., rental income less rental expenses) increased by only 0.3% to $57,707,000 from $57,558,000 in 2001.

Interest expense decreased $1,343,000, or 5.7%, to $22,109,000 for the nine months ended September 30, 2002 from $23,452,000 last year as the Company benefited from a 3.0% weighted average interest rate attributable to its floating rate debt compared to 5.8% during the nine month period last year despite an increase of $13 million in average borrowings.

Distributions to minority interest in excess of earnings was $201,000 for the current period compared to zero last year. During the third quarter, the amounts reported under the caption “Minority interest” in the accompanying Balance Sheet was reduced to zero. When this balance is reduced to zero, generally accepted accounting principles require that, for financial reporting purposes, an additional allocation of income be made to the minority interest holders in an amount necessary to keep such balance from falling below zero. This additional allocation of $201,000 has no economic impact to the Company, however, it had a dilutive effect of $.01 per share on reported net income to common shareholders and no effect on Funds from Operations.

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

A reconciliation between income before minority interest and FFO is as follows:

	Nine Months Ended September 30,

(in thousands)	2002	2001

Income before minority interest	$15,452	$11,521
Real estate depreciation	15,704	15,237

Funds from operations (1)	$31,156	$26,758

Other Data:
Net cash provided by operating activities	$33,161	$34,609
Net cash used in investing activities	$(17,075)	$(14,224)
Net cash used in financing activities	$(13,166)	$(20,387)

(1)	Funds from operations for 2001 includes a non-recurring $3,338,000 charge for separation expense relating to the departure of two senior executives and one other officer.

Liquidity and Capital Resources

Operating activities provided unrestricted cash of $33,161,000 for the nine months ended September 30, 2002, including $24,131,000 that was paid out in dividends and distributions.

During 2002, the Company has made and will continue to make capital improvements to certain properties. These improvements include, among other things, carpeting, paving, roofs, vinyl siding, landscaping, the modernization of kitchens and bathrooms, and the addition of washers and dryers within certain apartment units. A total of $17,075,000 ($1,121 per apartment home) of capital improvements was made during the nine months ended September 30, 2002. Of this amount, $7,737,000 ($508 per apartment home) was considered by management to be of a normal, recurring nature. The Company finances its capital improvements through a revolving credit facility and working capital.

In late April 2002, the Company executed an amended and restated secured financing facility, increasing its size to $439 million from $382.2 million. The additional $56.8 million is expected to be used to fund the Company’s continuing program of apartment renovations and improvements, to make additional apartment acquisitions and for working capital purposes. Total outstanding borrowings under the facility as of September 30, 2002 were $410.2 million. Of this amount, $300 million matures in 2008 and bears interest at 6.91%, fixed. The remaining $110.2 million is outstanding at a variable rate maturing in 2008, and can be converted to a fixed-rate term loan at the Company’s option.

In April, 2002 the Company modified its existing $50 million bank line of credit. Under the modified terms, $10 million of the line, which bears interest at 120 basis points over LIBOR and is due on demand, may be used for working capital purposes. The remaining $40 million, which bears interest at 120 basis points over LIBOR and is due on demand, may be used to fund acquisitions. In October 2002, the Company renewed this line of credit through October 2003 and at the Company’s option the line may be extended through October 2004. As of September 30, 2002, $16,250,000 was outstanding under the line.

The following table sets forth certain information regarding the Company’s outstanding indebtedness as of September 30, 2002:

	Amount in $000’s	% of Debt	Interest Rate (2)	Maturity

Fixed Rate Debt:
Secured facility (1)	$340,000	69.8%	6.63%	2008
Conventional mortgages	60,714	12.5%	7.27%	2003 – 2009

Total fixed	400,714	82.3%	6.73%

Floating Rate Debt:
Revolving credit facility (1)	70,152	14.4%	2.70%	2008
Line of credit	16,250	3.3%	3.04%	2002

Total floating	86,402	17.7%	2.79%

Total debt	$487,116	100.0%	6.09%

(1)	The information shown for this debt gives effect to two forward starting interest rate swap agreements in the aggregate notional amount of $40 million, which have the effect of fixing the interest rate on this $40 million of debt at approximately 4.57% from January 2003 to April 2007. During the fourth quarter of 2002, the rate on this debt is fixed at 3.16%

(2)	Weighted average

The Company’s primary market risk exposure relates to changes in interest rates associated with the variable rate portion of its secured credit facility and its bank line of credit. The Company had $126,402,000 in variable rate debt outstanding at September 30, 2002. Interest rates attributable to all but $16,250,000 of this floating rate debt are fixed through the remainder of the year. A hypothetical 100 basis point increase in interest rates for the remainder of the year over the rates in effect would result in an increase of interest expense and a corresponding decrease in income before minority interest of approximately $40,750. This estimate incorporates only those exposures that exist as of September 30, 2002 and does not consider exposures that could arise after that date.

The Company uses interest rate protection agreements to reduce the potential impact of increases in interest rates as required by the loan agreement covering its secured credit facility. On April 26, 2002 the Company replaced an existing $75 million interest rate protection agreement with a new $139 million interest rate protection agreement capping the Company’s exposure to LIBOR at 9.35% through March 2007. Subsequently, the Company executed two $20 million floating to fixed interest rate swaps to effectively fix the interest rate on $40 million of floating rate debt under the secured facility at a blended rate of approximately 4.57%. The Company simultaneously sold two $20 million interest rate caps, capping the Company’s exposure to LIBOR at 9.35%. These interest rate protection agreements hedge interest payments consistent with the Company’s risk management objective and strategy to reduce exposure to variability in cash flows attributable to increases in LIBOR.

In July 2002, the Company adopted a Dividend Reinvestment and Share Purchase Plan (the “Plan”) pursuant to which shareholders may purchase additional shares of beneficial interest through reinvestment of dividends or by optional cash investment. Shares may be acquired by the Plan either from the Company issuing new shares or by the Plan administrator acquiring shares in the open market. The Company has registered 750,000 common shares of beneficial interest for potential issuance under the Plan.

Management believes that the Company has and will have access to the capital resources necessary to expand and develop its business. The Company expects that adequate cash will be available to fund its operating and administrative expenses, normal capital expenditures, debt service obligations and payments of dividends in the foreseeable future.

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

See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under Liquidity and Capital Resources for tables and a complete discussion of the Company interest rate sensitivity risk.

There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2001 other than disclosed in Item 2.

Item 4.	Controls and Procedures

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

Part II: Other Information

Items 1 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

None

(b)      Reports on Form 8-K

No Reports on Form 8-K have been filed during the quarter for which this Report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TOWN AND COUNTRY TRUST
Date: November 14, 2002	/s/ JAMES DOLPHIN

James Dolphin Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Harvey Schulweis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Town and Country Trust;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ HARVEY SCHULWEIS

Harvey Schulweis President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, James Dolphin, certify that:

7.	I have reviewed this quarterly report on Form 10-Q of The Town and Country Trust;

8.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ JAMES DOLPHIN

James Dolphin Senior Vice President and Chief Financial Officer