Form 10-K
period 2002-12-31
TOWN & COUNTRY TRUST
filed 2003-03-28
CIK 906110

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
        (Mark One)

        [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

        For the fiscal year ended December 31, 2002

        [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

        For the transition period from __________________ to __________________

        Commission File No. 001-12056
                            ---------

                           THE TOWN AND COUNTRY TRUST
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           MARYLAND                                     52-6613091
------------------------------------        ------------------------------------
(State or Other Jurisdiction                (IRS Employer Identification Number)
of Incorporation or Organization)

100 S. Charles Street
Baltimore, Maryland                                        21201
------------------------------------        ------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _X__ No ____

Indicate by check mark if the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes _X__ No ____

Aggregate market value of voting stock held by non-affiliates of the Registrant
as of June 28, 2002:   $364,076,160.
                       ------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practical date:

        16,323,268 Common Shares of Beneficial Interest, $.01 Par Value, at March 19, 2003
        ----------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                              Part of Form 10-K Document
                      Document                                  In Which Incorporated
                      --------                            ---------------------------------
               Portions of the Registrant's                             I and III
               Notice of Annual Meeting and
               Proxy Statement dated
               March 28, 2003

               Portions of the Registrant's                             II and IV
               2002 Annual Report to Shareholders

None of the Report of the Compensation Committee of the Board of Trustees on Executive Compensation, the Audit Committee Report or the Performance Graph contained in the Registrant's Notice of Annual Meeting and Proxy Statement dated March 28, 2003 shall be deemed incorporated by reference herein.

                              SAFE HARBOR STATEMENT

The matters discussed in this Annual Report on Form 10-K include certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that such forward-looking statements be subject to the safe harbors created by such Acts. Words and phrases such as "looking ahead", "we are confident", "should be", "will be", "predicted", "believe", "expect", "anticipate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views regarding future events and financial performance but are subject to many known and unknown risks, uncertainties, and other factors relating to the Company's operations and business environment which may cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, but are not limited to, interest rate fluctuations; competition for tenants and acquisitions from others, many of whom may have greater financial resources than the Company; changes in rental rates which may be charged by the Company in response to market rental rate changes or otherwise; changes in federal income tax laws and regulations; any changes in the Company's capacity to acquire additional apartment properties and any changes in the Company's financial condition or operating results due to the acquisition of additional apartment properties; unanticipated increases in rental expenses due to factors such as casualties to the Company's apartment properties or adverse weather conditions in the geographic locations of the Company's apartment properties; and local economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the real estate investment trust industry, or the markets in which the Company's apartment properties are located. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that such statements will prove to be accurate. In view of the significant uncertainties associated with such forward-looking statements, the inclusion of this information should not be construed as a representation by the Company that the results or conditions described in such statements will be achieved. The Company undertakes no obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS


GENERAL


The Registrant, The Town and Country Trust (the "Trust" and, together with its consolidated subsidiaries and other controlled entities, the "Company"), is a self administered and self managed real estate investment trust ("REIT"), organized in Maryland in 1993. The Company operates in one industry segment, the ownership and operation of multifamily apartment communities. The Trust conducts substantially all of its operations through its operating partnership, The TC Operating Limited Partnership (the "Operating Partnership"), in which it holds an 87% general partnership interest. The remaining 13% limited partnership interest in the Operating Partnership was retained by certain of the indirect predecessor owners of the Company's original 26 properties, including Messrs. Alfred Lerner, the Trust's former Chairman, and Harvey Schulweis, the Trust's Chairman of the Board, President and Chief Executive Officer. At December 31, 2002, the Company owned 42 apartment communities (the "Properties") with 15,237apartment units located in selected markets in the Mid-Atlantic and Southeast regions of the United States.

The Company's headquarters are located at 100 South Charles Street, Suite 1700, Baltimore Maryland 21201 and its telephone number is (410) 539-7600. As of March 19, 2003, the Company had 471 employees.

The Company's objective is to continue to be a significant owner of middle-income apartment communities in select markets in the Mid-Atlantic and Southeast regions of the United States. The Company seeks to own and operate apartment communities in markets that it believes will achieve acceptable population and employment growth and in other markets it considers to have high barriers to entry. At December 31, 2002, approximately 45% of the Company's apartments were located in the greater Baltimore metropolitan area and an additional 20% were located in the greater Washington, D.C. metropolitan area. The Company seeks to acquire additional apartment communities in its operating region, particularly in the greater Washington, D.C. and Baltimore metropolitan areas, and in Florida.

While the Company pursued a number of acquisitions in its target markets during 2002, no such acquisitions were made as the low interest rate environment coupled with competition from other multifamily investors drove prices to levels that, generally, the Company found unacceptable. The Company continues to seek new investment opportunities that meet its investment criteria. While the Company prefers investments within its operating region, it also will consider acquisitions beyond its existing markets if, among other things, they are large enough to support the overhead associated with establishing and maintaining dedicated regional and/or district offices. The Company prefers acquisitions that represent value added opportunities for upgrading and repositioning in markets with long term stability, reasonably high barriers to entry and the potential for establishing a meaningful ownership position over time. (See "Recent Developments".)


The Company continues to implement the ongoing program of reinvesting significant capital in its existing portfolio. During 2002, the Company began renovations to two of its communities containing 1,686 units in the Baltimore metropolitan area. The renovations include the installation of new kitchens and baths, washers and dryers, new entranceways and windows. In addition, at one of these communities a new clubhouse is being constructed. Renovations at 243 units were completed during 2002 and more than 550 units are expected to be completed during 2003.

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

COMPETITION

All of the Company's apartments are located in developed areas and compete with numerous other apartment communities within their respective sub-markets. In many of the Company's apartment markets, the competition for residents is intense. Some competing communities are larger or newer than the Company's apartments and many offer features that the Company's communities do not have. The competitive position of each of the Company's apartment communities varies. Certain of the Company's competitors may have greater financial resources and other competitive advantages over the Company.

FINANCING

In 1997, the Company entered into an agreement that provides a $375 million collateralized financing facility. In June 2000, the facility was increased to $382.2 million and, in April 2002, the facility was further increased to $439 million. The additional amounts available under the facility have been and are expected to be used to fund the Company's continuing program of apartment renovations and improvements, to make additional apartment acquisitions and for working capital purposes. Total outstanding borrowings under the facility as of December 31, 2002 and March 28, 2003 were $415.2 million. Of this amount, $300 million matures in 2008 and bears interest at 6.91%, fixed. The remaining $115.2 million is outstanding at a variable rate maturing in 2008 and can be converted to a fixed-rate term loan at the Company's option. As more fully discussed below, $40 million of this variable rate debt has been "swapped" to a fixed rate through March 2007.

The Company has a $50 million bank line of credit. Advances under the line bear interest at 120 basis points over LIBOR and are due on demand. Up to $10 million of the line may be used for working capital purposes and $40 million may be used to fund acquisitions. In October 2002, the Company renewed this line of credit through October 2003 and at the Company's option the line may be extended through October 2004. As of December 31, 2002, $16,250,000 was outstanding under the line.

The Company uses interest rate protection agreements to reduce the potential impact of increases in interest rates as required by the loan agreement covering its secured credit facility. On April 26, 2002 the Company replaced an existing $75 million interest rate protection agreement with a new $139 million interest rate protection agreement capping the Company's exposure to LIBOR at 9.35% through March 2007. Subsequently, the Company executed two $20 million floating to fixed interest rate swaps to effectively fix the interest rate on $40 million of floating rate debt under the secured facility at a blended rate of approximately 4.57%. The Company simultaneously sold two $20 million interest rate caps, capping the Company's exposure to LIBOR at 9.35%. These interest rate protection agreements hedge interest payments consistent with the Company's risk management objective and strategy to reduce exposure to variability in cash flows attributable to increases in LIBOR.

ENVIRONMENTAL MATTERS

Under various Federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for costs of removal or remediation of certain hazardous or toxic substances on, under or in such property. Such enactments often impose liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may affect adversely the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials ("ACMs") into the air and third parties may seek recovery from owners or operators of real property for personal injury associated with ACMs. In connection with its ownership and operation of the Properties, the Trust, the Operating Partnership, or any of their respective direct or indirect subsidiaries, as the case may be, potentially may be liable for such costs.

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

RECENT DEVELOPMENTS

In late March 2003, the Company contracted to acquire two contiguous apartment communities containing a total of 405 apartments in the Baltimore, Maryland metropolitan area for approximately $63 million. Closing is scheduled for April 30, 2003. The communities are being acquired in a transaction structured as a "reverse exchange" under the applicable provisions of the Federal income tax laws. It is anticipated that the Company will dispose of certain of it's properties during 2003 in order to complete the exchange. Initially, the Company expects to fund the acquisition using its existing credit facilities.

EMPLOYEES

As of December 31, 2002, the Company had 471 employees.


ITEM 2. PROPERTIES.

The Properties consist of 42 multifamily properties comprising 15,237 apartment units located in suburban Baltimore, Maryland; suburban Washington, D.C. and northern Virginia; southeastern Pennsylvania; Delaware; Charlotte, North Carolina; and Florida.

The average occupancy rate for all Properties for fiscal 2002 and fiscal 2001 was 93.4% and 94.2%, respectively. Tenant leases are generally for one-year terms, with automatic two-month renewals after the completion of the first year, and often require security deposits. Approximately 96% of the apartments in the Properties are one-bedroom and two-bedroom apartments. The balance are three-bedroom apartments. The Properties typically consist of two- and three-story buildings in a landscaped setting, many with amenities such as swimming pools, tennis courts, playgrounds and community buildings. All apartments offer air conditioning. The majority of such buildings are of brick construction and all of the Properties are located in mature, fully-developed neighborhoods.

The following table presents certain additional information concerning the
Properties:

                                                                                  2002
                                               SQUARE           NUMBER          AVERAGE
              PROPERTY NAME                  FOOTAGE (1)       OF UNITS       OCCUPANCY (2)
              -------------                  -----------       --------       -------------
BALTIMORE

Bowleys Quarters                                 348,005           462                  93.5%
Baltimore, Maryland

Charlesmont                                      411,349           565                  95.2%
Dundalk, Maryland

Steeplechase                                     502,878           540                  94.6%
Cockeysville, Maryland

Foxhaven                                         404,628           460                  92.3%
Baltimore, Maryland

Gardenwood                                       427,760           492                  93.9%
Baltimore, Maryland

Hallfield                                         63,276            75                  97.2%
Perry Hall, Maryland

Harford                                          297,077           336                  95.6%
Carney, Maryland

Hollows                                          291,091           336                  95.4%
Glen Burnie, Maryland

Ridgeview                                        217,849           257                  93.7%
Rossville, Maryland

Rolling Road                                     324,401           384                  94.1%
Baltimore, Maryland

Rossville                                        532,264           692                  91.4%
Rossville, Maryland

Greensview/West                                1,199,359         1,350                  94.0%
Ellicott City, Maryland

                                                                                  2002
                                               SQUARE           NUMBER          AVERAGE
              PROPERTY NAME                  FOOTAGE (1)       OF UNITS       OCCUPANCY (2)
              -------------                  -----------       --------       -------------
Woodhill                                         281,860           334                  93.6%
Glen Burnie, Maryland

Woodmoor                                         341,188           424                  90.1%
Baltimore, Maryland

Versailles                                       252,669           210                  93.5%
Towson, Maryland


WASHINGTON, D.C.

Watkins Station                                  198,330           210                  91.8%
Gaithersburg, Maryland

Tall Oaks                                        368,224           352                  95.0%
Laurel, Maryland

Willow Lake                                      380,748           456                  95.4%
Laurel, Maryland

Fox Run                                          210,891           218                  90.8%
Germantown, Maryland

Barton's Crossing                                436,876           532                  94.4%
Alexandria, Virginia

University Heights                               400,122           466                  91.0%
Ashburn, Virginia

The Glen                                         123,950           134                  91.2%
Leesburg, Virginia

The Village at                                   220,748           283                  93.5%
McNair Farms
Herndon, Virginia

Carlyle Station                                  386,545           408                  94.1%
Manassas, Virginia


 PENNSYLVANIA

Hidden Village                                   223,006           264                  92.4%
Allentown, Pennsylvania

Colonial Crest Emmaus                            275,379           329                  93.7%
Emmaus, Pennsylvania


                                                                                  2002
                                               SQUARE           NUMBER          AVERAGE
              PROPERTY NAME                  FOOTAGE (1)       OF UNITS       OCCUPANCY (2)
              -------------                  -----------       --------       -------------
Hanover                                          186,366           215                  96.8%
Hanover, Pennsylvania

Lancaster West                                   343,350           413                  96.1%
Lancaster, Pennsylvania

Lancaster East                                   228,294           272                  93.6%
Lancaster, Pennsylvania

York                                             313,940           396                  93.7%
York, Pennsylvania

Rolling Hills                                    145,100           184                  95.1%
York, Pennsylvania


NEWARK, DELAWARE

Christina Mill                                   182,604           228                  96.0%
Newark, Delaware

Stonegate                                        282,072           260                  94.1%
Elkton, Maryland

CHARLOTTE

Forest Ridge                                     333,258           330                  87.8%
Charlotte, North Carolina

Fairington                                       267,300           250                  89.1%
Charlotte, North Carolina

FLORIDA

Windermere Lakes                                 223,332           276                  91.1%
Orlando, Florida

Twelve Oaks                                      222,692           284                  92.9%
Orlando, Florida

Kirkman                                          336,910           370                  90.7%
Orlando, Florida

McIntosh                                         191,000           212                  92.5%
Sarasota, Florida

Heron's Run                                      245,250           274                  92.6%
Sarasota, Florida

Perico                                           239,032           256                  93.7%
Bradenton, Florida

                                                                                  2002
                                               SQUARE           NUMBER          AVERAGE
              PROPERTY NAME                  FOOTAGE (1)       OF UNITS       OCCUPANCY (2)
              -------------                  -----------       --------       -------------
Gardens East Apartments                          372,712           448                  95.7%
Palm Beach Gardens, Florida

               Total                          13,233,685        15,237
                                              ==========        ======

--------------------------

(1) Represents total square footage of apartment units at each Property.

(2) Average occupancy is defined as market rent less vacancy allowance divided by market rent for the period, expressed as a percentage.


ITEM 3. LEGAL PROCEEDINGS

There were no legal proceedings pending at December 31, 2002 or as of the date of this report to which the Registrant, the Operating Partnership or any of the 42 general partnerships which own the Properties is a party or to which the Properties are subject that are likely to have a material adverse impact on the Registrant's operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The age (as of March 28, 2003), business experience during the past five years and offices presently held by Harvey Schulweis are set forth under the caption "Election of Trustees" in the Registrant's Proxy Statement dated March 28, 2003, previously filed with the Commission (Exhibit 99), which information is incorporated herein by reference. Such information in respect of each of the Registrant's Executive Officers who are not Trustees is reported below. The Registrant's Bylaws provide that officers shall hold office until their successors are elected and qualified.

Thomas Brodie: Age 40. Mr. Brodie has served as Executive Vice President--Co-Chief Operating Officer of the Registrant since February 2003. Prior thereto, he served as Senior Vice President and Chief Investment Officer of the Registrant since May 2001. Mr. Brodie also has served as Managing Director of Schulweis Realty, Inc., a private real estate investment and development firm, since 1991. Prior to 1991, Mr. Brodie was a Senior Vice President of Lazard Realty, Inc. Mr. Brodie received his masters degree in business administration from Columbia University and his undergraduate degree from the Wharton School at the University of Pennsylvania.

James Dolphin: Age 53. Mr. Dolphin has served as Executive Vice President--Co-Chief Operating Officer and Assistant Secretary of the Registrant since February 2003. Prior thereto, he served as Senior Vice President, Chief Financial Officer of the Registrant since May 2001. During 1999 and 2000, Mr. Dolphin pursued personal business interests. Previously, he served as a director, Executive Vice President and Chief Financial Officer of United Dominion Realty Trust, Inc., Richmond, Virginia.

Gerald Haak: Age 49. Mr. Haak has served as Senior Vice President--Property Operations of the Registrant since March 2001. Prior thereto, he served as Senior Vice President/Regional Manager of the Registrant since 1991 and Vice President of the Registrant since 1982. Mr. Haak holds the CPM designation (Certified Property Manager) from the Institute of Real Estate Management, is on the Board of Directors of the National Multi-Housing Council, and is a Real Estate Associate Broker in Pennsylvania. Mr. Haak received his masters degree in business administration from Loyola College, in Baltimore, Maryland.

Alan W. Lasker: Age 56. Mr. Lasker has served as Senior Vice President--Finance, Chief Financial Officer and Assistant Secretary of the Registrant since February 2003. Prior thereto, he served as Senior Vice President--Finance of the Registrant since February 2000 and Vice President--Finance of the Registrant since July 1997. Mr. Lasker also has served as Senior Vice President of Schulweis Realty, Inc., a private real estate investment and development firm, since 1991. Prior to 1991, Mr. Lasker was a Senior Vice President of Lazard Realty, Inc. Mr. Lasker is a Certified Public Accountant.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

Information in response to this Item is set forth on the inside back cover of the Registrant's 2002 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

The Registrant makes available free of charge, through its website (www.tctrust.com), its reports on Form 10-K, 10-Q and 8-K as soon as practicable after such material is electronically filed with the Securities and Exchange Commission.


                      EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the Amended and Restated 1993 Long Term Incentive Plan and the 1997 Long Term Incentive Plan, both of which have been approved by the shareholders of the Trust. The figures shown are for the year ended December 31, 2002. The awards that were awarded in February 2003 are not included in the table below.

                                                                       Number of Securities
                   Number of Securities To                             Remaining Available for
                   be Issued Upon Exercise    Weighted-Average         Future Issuance Under
                   of Outstanding Options     Exercise Price of        Equity Compensation Plans
                                              Outstanding Options
-------------------------------------------------------------------------------------------------
Equity
Compensation
Plans                           352,504       $         $15.66                    500,950
Approved by        ---------------------       -------------------     ---------------------
the
Shareholders


ITEM 6. SELECTED FINANCIAL DATA

Information in response to this item is set forth on page 10 of the Registrant's 2002 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information in response to this Item is set forth on pages 10 through 14 of the Registrant's 2002 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" beginning on page 10 of the Registrant's 2002 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)     FINANCIAL STATEMENTS

The financial statements, together with the report thereon of Ernst & Young LLP dated January 24, 2003, appearing on page 28 of the Registrant's 2002 Annual Report to Shareholders (Exhibit 13), are incorporated herein by reference.

(b)     SUPPLEMENTARY DATA

Information in response to this Item is set forth in the financial statement schedules appearing on pages F-1 through F-3 of this Form 10-K.


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III


ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Registrant's Trustees is set forth under the captions "Election of Trustees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's Proxy Statement dated March 28, 2003, previously filed with the Commission (Exhibit 99), which information is incorporated herein by reference. The information required by this Item in respect of the Registrant's Executive Officers who are not Trustees is set forth in Item 4 of this Form 10-K and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

Information in response to this Item is set forth under the caption "Compensation of Executive Officers" in the Registrant's Proxy Statement dated March 28, 2003, previously filed with the Commission (Exhibit 99), which information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this Item is set forth under the caption "Ownership of Common Shares of Beneficial Interest" in the Registrant's Proxy Statement dated March 28, 2003, previously filed with the Commission (Exhibit 99), which information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is set forth under the caption "Election of Trustees-Certain Related Transactions; Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement dated March 28, 2003, previously filed with the Commission (Exhibit 99), which information is incorporated herein by reference.


ITEM 14. CONTROLS AND PROCEDURES

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

                                                                        PAGE
                                                                        ----
        (1)    Financial Statements:

               Report of Independent Auditors                             28*

               Consolidated Balance Sheets of
               the Registrant at December 31, 2002
               and at December 31, 2001                                   15*

               Consolidated Statements of
               Operations of the Registrant for
               the years ended December 31, 2002,
               December 31, 2001 and December 31, 2000                    16*

               Consolidated Statements of
               Shareholders' (Deficit) Equity of the
               Registrant for the years ended
               December 31, 2002, December 31,
               2001 and December 31, 2000                                 17*

               Consolidated Statements of Cash
               Flows of the Registrant for the
               years ended December 31, 2002,
               December 31, 2001 and
               December 31, 2000                                          18*

               Notes to Consolidated Financial
               Statements of the Registrant                               19*

        * Incorporated by reference from the indicated page of the Registrant's 2002 Annual Report to Shareholders. With the exception of this information and the information incorporated in Items 5, 6, 7 and 8, the 2002 Annual Report to Shareholders is not deemed filed as part of this report.

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

3.2            By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration
               Statement on Form S-11 (No. 33-63150)).

10.1           Second Amended and Restated Agreement of Limited Partnership of The TC
               Operating Limited Partnership dated as of January 31, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for\
               the quarter ended March 31, 2001).

10.2*          Registrant's Amended and Restated 1993 Long Term Incentive Plan.

10.3*          Registrant's 1997 Long Term Incentive Plan.

10.4           Amended and Restated Master Credit Facility Agreement, dated as of April 25,
               2002, entered into by and among the Registrant, The TC Operating Limited
               Partnership, The Town and Country Holding Corporation, The TC Property
               Company, The Town and Country Oriole Corporation, each of the Property
               Partnerships and Prudential Multifamily Mortgage, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for
               the quarter ended March 31, 2002).

10.5           Financing Agreement dated September 25, 1998, by and among the Registrant,
               The TC Operating Limited Partnership, The TC Property Company II and Allfirst
               Bank (fka The First National Bank of Maryland), and all modifications thereto.

10.6           Letter Agreement dated March 8, 2001 and effective March 1, 2001, between
               Michael H. Rosen and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 4, 2001).

10.7           Letter Agreement dated March 2, 2001 between Jennifer C. Munch and the
               Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's
               Current Report on Form 8-K filed on April 4, 2001).

13             The Registrant's 2002 Annual Report to Shareholders

21             Subsidiaries of the Registrant

23             Consent of Independent Auditors

24             Powers of Attorney

99.1           Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

99.2           Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

99.3           The Registrant's Notice of Annual Meeting and Proxy Statement dated March 28,
               2003

    * Compensation plan or arrangement required to be filed as an exhibit hereto.

(b)     Report on Form 8-K

        No report on Form 8-K has been filed during the last quarter of the Registrant's fiscal year ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE TOWN AND COUNTRY TRUST


                                        By:  /s/ Harvey Schulweis
                                            ------------------------------------
                                            Harvey Schulweis
                                            President

Dated: March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                        Title                        Date
---------                                        -----                        ----
/s/ Harvey Schulweis                        Principal Executive            March 28, 2003
------------------------------------        Officer and Trustee
Harvey Schulweis

/s/Alan W. Lasker                           Senior Vice President-         March 28, 2003
------------------------------------        Chief Financial Officer
Alan W. Lasker                              and Principal Financial
                                            Officer

/s/ William J. Fishell                      Vice President - Controller    March 28, 2003
------------------------------------        and Principal Accounting
William J. Fishell                          Officer

James H. Berick*                            Trustee
H. Grant Hathaway*                          Trustee
Milton A. Wolf*                             Trustee
Nancy F. Beck*                              Trustee


                             *By: /s/ Harvey Schulweis                     March 28, 2003
                                  --------------------------------
                                  Harvey Schulweis
                                  Attorney-in-Fact

----------------
* Powers of attorney authorizing Harvey Schulweis to sign this annual report on Form 10-K on behalf of certain Trustees of the Registrant are being filed with the Securities and Exchange Commission herewith (Exhibit 24).

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Harvey Schulweis, certify that:

        1. I have reviewed this annual report on Form 10-K of The Town and Country Trust;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

                                            /s/ Harvey Schulweis
                                            ------------------------------------
                                            Harvey Schulweis
                                            Chairman of the Board, President and
                                            Chief Executive Officer

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Alan W. Lasker, certify that:

        1. I have reviewed this annual report on Form 10-K of The Town and Country Trust;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                            /s/ Alan W. Lasker
                                            ------------------------------------
                                            Alan W. Lasker
                                            Senior Vice President - Finance,
                                            Chief Financial Officer and
                                            Assistant Secretary