Form 10-Q
period 2003-03-31
TOWN & COUNTRY TRUST
filed 2003-05-15
CIK 906110

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

                  For the quarterly period ended March 31, 2003

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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

                                    Yes   X      No
                                         ---        ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes   X      No
                                         ---        ---


                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

Common Shares of Beneficial Interest, $.01 par value 16,323,268 outstanding as of March 31, 2003.

                           THE TOWN AND COUNTRY TRUST
                                    FORM 10-Q
                                      INDEX



                                                                                                                          PAGE
                                                                                                                          ----

                PART I: FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements (Unaudited)

                      Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002.................................2

                      Consolidated Statements of Operations for the three month periods ended
                      March 31, 2003 and 2002................................................................................3

                      Consolidated Statements of Cash Flows for the three month periods ended
                      March 31, 2003 and 2002................................................................................4

                      Notes to Consolidated Financial Statements.............................................................5

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations........................9

Item 3.         Quantitative and Qualitative Disclosures about Market Risk..................................................14

Item 4.         Controls and Procedures.....................................................................................14

                PART II: OTHER INFORMATION

Item 1.         Legal Proceedings...........................................................................................15
Item 2.         Changes in Securities.......................................................................................15
Item 3.         Defaults Upon Senior Securities.............................................................................15
Item 4.         Submission of Matters to a Vote of Security Holders.........................................................15
Item 5.         Other Information...........................................................................................15
Item 6.         Exhibits or Reports on Form 8-K.............................................................................15

Signature...................................................................................................................16
Certification of Chief Executive Officer....................................................................................17
Certification of Chief Financial Officer....................................................................................19


                           THE TOWN AND COUNTRY TRUST
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                         MARCH 31,          DECEMBER 31,
                                                                                            2003               2002
                                                                                        -----------         ------------
                                                                                        (Unaudited)
ASSETS
Real estate:
   Land                                                                                  $ 102,787           $ 102,787
   Buildings and improvements                                                              696,937             692,190
   Other                                                                                     8,794               8,488
                                                                                         ---------           ---------
                                                                                           808,518             803,465
Less accumulated depreciation                                                             (320,782)           (315,765)
                                                                                         ---------           ---------
                                                                                           487,736             487,700

Cash and cash equivalents                                                                    1,448               2,641
Restricted cash                                                                              2,660               2,660
Deferred financing costs                                                                     4,101               4,304
Other assets                                                                                 8,945               7,041
                                                                                         ---------           ---------
   Total assets                                                                          $ 504,890           $ 504,346
                                                                                         =========           =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Notes payable - secured                                                                  $ 491,915           $ 492,016
Notes payable - unsecured                                                                    3,000                --
Accrued interest                                                                             2,446               2,169
Accounts payable and other liabilities                                                       9,095               8,389
Security deposits                                                                            3,358               3,382
Minority interest                                                                             --                  --
                                                                                         ---------           ---------
   Total liabilities                                                                       509,814             505,956

Shareholders' deficit:
  Common shares of beneficial interest ($.01 par value), 500,000,000 shares authorized, 16,323,268 and 16,259,065 issued and outstanding at March 31,
      2003 and
      December 31, 2002                                                                        163                 163
   Additional paid-in capital                                                              328,105             326,789
   Distributions in excess of accumulated earnings                                        (326,696)           (323,541)
   Deferred compensation - restricted stock                                                 (3,997)             (2,997)
   Other comprehensive income                                                               (2,499)             (2,024)
                                                                                         ---------           ---------
   Total shareholders' deficit                                                              (4,924)             (1,610)
                                                                                         ---------           ---------
   Total liabilities and shareholders' deficit                                           $ 504,890           $ 504,346
                                                                                         =========           =========

See accompanying notes.

                           THE TOWN AND COUNTRY TRUST
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                              2003             2002
                                                                          -----------      -----------
REVENUE
Rental income                                                               $32,832          $31,783

EXPENSES
Operating expenses:
   Real estate taxes and insurance                                            3,511            3,026
   Utilities                                                                  2,341            2,086
   Repairs and maintenance                                                    4,194            3,660
   Marketing and advertising                                                  1,102            1,204
   Other                                                                      2,824            2,971
                                                                            -------          -------
   Total operating expenses                                                  13,972           12,947

Real estate depreciation                                                      5,390            5,229
Interest expense                                                              7,615            7,316
General and administrative                                                    1,376            1,266
Other depreciation and amortization                                             176              176
                                                                            -------          -------
                                                                             28,529           26,934
                                                                            -------          -------
Income before gain on involuntary conversion and minority interest            4,303            4,849
Gain on involuntary conversion                                                  621             --
                                                                            -------          -------
Income before minority interest                                               4,924            4,849
Income allocated to minority interest                                           658              657
Minority interest distribution in excess of earnings (Note 4)                   403             --
                                                                            -------          -------
Net income                                                                  $ 3,863          $ 4,192
                                                                            =======          =======

Earnings per share:
   Basic                                                                    $  0.24          $  0.26
                                                                            =======          =======
   Diluted                                                                  $  0.24          $  0.26
                                                                            =======          =======

Weighted average common shares outstanding - basic                           15,983           15,917
Dilutive effect of outstanding options and restricted shares                    223              229
                                                                            -------          -------
Weighted average common shares outstanding - diluted                         16,206           16,146
                                                                            =======          =======

Dividends declared and paid per share outstanding                           $  0.43          $  0.43
                                                                            =======          =======

See accompanying notes.

                           THE TOWN AND COUNTRY TRUST
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                             2003                2002
                                                                                          ----------         ----------
OPERATING ACTIVITIES
Net income                                                                                 $  3,863           $  4,192
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                            5,769              5,545
     Income allocated to minority interest                                                    1,061                657
     Amortization of deferred compensation                                                      179                134
     Changes in operating assets and liabilities:
       (Increase) decrease in other assets                                                     (904)               958
       Increase (decrease) in accounts payable, other liabilities, accrued
         interest and security deposits                                                         484               (968)
                                                                                           --------           --------
Net cash provided by operating activities                                                    10,452             10,518

INVESTING ACTIVITIES
Contract deposit on acquisition                                                              (1,000)                --
Capital expenditures, net                                                                    (5,602)            (2,558)
                                                                                           --------           --------
Net cash used in investing activities                                                        (6,602)            (2,558)

FINANCING ACTIVITIES
Payments on notes payable - secured                                                            (101)               (94)
Net borrowings (payments) on notes payable - unsecured                                        3,000             (1,000)
Proceeds from exercise of share options                                                         138                680
Dividends paid to shareholders                                                               (7,019)            (6,970)
Distributions to minority interest holders                                                   (1,061)            (1,061)
                                                                                           --------           --------
Net cash used in financing activities                                                        (5,043)            (8,445)
                                                                                           --------           --------
Decrease in cash and cash equivalents                                                        (1,193)              (485)
Cash and cash equivalents at beginning of period                                              2,641              1,692
                                                                                           --------           --------
Cash and cash equivalents at end of period                                                 $  1,448           $  1,207
                                                                                           ========           ========
Cash interest paid                                                                         $  7,369           $  7,702
                                                                                           ========           ========

See accompanying notes.

                           THE TOWN AND COUNTRY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1. BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements of The Town and Country Trust (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and accordingly do not include all of the information required by accounting principles generally accepted in the United States. Such financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position at March 31, 2003 and results of operations for the interim periods ended March 31, 2003 and 2002. Interim results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of results that may be expected for a full year. Certain previously reported amounts have been reclassified to conform to the current presentation. The accompanying financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2. FINANCIAL INSTRUMENTS
Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Certain Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities, an amendment of Statement 133" and SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities, an amendment of Statement 133" was adopted by the Company on January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring all derivative financial instruments to be carried in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedge transaction. For derivative financial instruments that qualify as cash flow hedges, changes in fair value of the derivative instrument are reported as a component of other comprehensive income with a corresponding offset to other assets and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. For hedges where a change in the fair value of the derivative exceeds the change in the fair value of the hedged item, the ineffective portion, if any, is recognized in other income/expense in current period earnings. The Company uses derivative financial instruments in the normal course of business to limit its exposure to fluctuations in interest rates. The Company does not enter into derivative instruments for speculative purposes.

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

Early in 2002, the Company purchased an interest rate protection agreement covering $139 million of variable rate debt associated with its amended and restated secured credit facility. This protection agreement caps the Company's exposure to LIBOR at 9.35% through March 2007. Subsequently, the Company executed two $20 million floating to fixed interest rate swaps to effectively fix the interest rate on $40 million of floating rate debt under the secured facility at a blended rate of approximately 4.57%. The Company simultaneously sold two $20 million interest rate caps, capping the Company's exposure to

LIBOR at 9.35%. The interest rate protection agreements hedge interest payments consistent with the Company's risk management objectives and strategy. The Company believes that each of these transactions qualifies as a cash flow hedge and thereby qualifies for hedge accounting under SFAS 133.

The following table presents the fair value of outstanding derivative financial instruments, based on external market quotations as of March 31, 2003.

                                                                                     Contract
    Notional Amount        Fixed Rate       Type of Contract      Effective Date     Maturity         Fair Value
------------------------- -------------- ------------------------ ----------------- -------------- -------------------
   $ 139,000,000               9.35%              Cap                 April, 2002     April, 2007     $     223,000
   $ (40,000,000)              9.35%              Cap               January, 2003     April, 2007     $     (70,000)
   $  20,000,000               4.84%     Swap (Floating to Fixed)   January, 2003     April, 2007     $  (1,660,000)
   $  20,000,000               3.48%     Swap (Floating to Fixed)   January, 2003     April, 2007     $    (605,000)


During the quarter ended March 31, 2003, the Company recorded $475,000 of unrealized losses in accumulated other comprehensive income (loss) and a $3,000 gain in net income related to the ineffective portion of the Company's hedging instruments. The Company expects to reclassify $1,162,000 of unrealized losses into earnings in the next twelve months. Comprehensive income was $3,388,000 and $4,192,000 for the three month periods ended March 31, 2003 and 2002, respectively.

3.  STOCK BASED COMPENSATION
The Company accounts for its stock based employee compensation plans using the intrinsic value method under the recognition and measurements principle of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, since the exercise price of the company's employee stock options equals the market price of the underlying stock on the date of grant, and other criteria are met, no compensation expense is recognized.

The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure. SFAS No. 148 requires expanded disclosure regarding stock-based compensation in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements and does not have a financial impact on the Company's financial statements.

In 1993 and 1997, the Company established long-term incentive plans for the purpose of attracting and retaining executive officers, other key employees and non-employee trustees (the "Plans"). The Plans provide for the granting of restricted stock and share options (incentive and non-qualified) to purchase up to 1,950,000 shares of the Company's common shares at prices not less than the fair market value at the date of grant. During the three months ended March 31, 2003, 8,000 options were granted at an option price of $21.28.

Pro forma information regarding net income and earnings per share as required by Statement 148, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement, is set forth in the table below:

                                                                             Three Months Ended March 31,
(in thousands, except per share information)                                     2003              2002
--------------------------------------------                                 -----------       -----------
Net income, as reported                                                       $   3,863         $   4,192
Add: Total stock compensation expense included in reported net income               179               134
Less: Total stock based compensation expense determined under the fair
       value method for all awards                                                 (201)             (155)
                                                                              ---------         ---------
Pro forma net income                                                          $   3,841         $   4,171
                                                                              =========         =========

Earnings per share:
    Basic, as reported                                                        $     .24         $     .26
    Basic, pro forma                                                          $     .24         $     .26
    Diluted, as reported                                                      $     .24         $     .26
    Diluted, pro forma                                                        $     .24         $     .26

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The fair value for the options was estimated at the date of grant using Black-Scholes option valuation model with the following weighted-average assumptions:

                                                                                    2003            2002
                                                                                    ----            ----
Risk free interest rate                                                             3.1%            4.3%
Dividend yield                                                                      8.1%            8.1%
Volatility factor                                                                    .17             .17
Weighted-average expected life (in years)                                              5               5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected share price volatility. Because the Company's employee share options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee share options.

4. GAIN ON INVOLUNTARY CONVERSION
During the first quarter 2003, the Company recorded a $621,000 gain on involuntary conversion relating to a fire at one of the Company's Baltimore apartment communities. The gain is computed as the estimated net insurance proceeds less the loss on disposal of destroyed assets and any out-of-pocket expenses that are not capitalizable as part of the replacement of the lost apartment homes. The cost to rebuild the apartment homes will be capitalized as those cost are incurred.

5. DISTRIBUTIONS TO MINORITY INTEREST IN EXCESS OF EARNINGS
In 2002, the amount reported under the caption "Minority interest" in the accompanying Balance Sheet was reduced to zero. Accounting principles generally accepted in the United States require that, for financial reporting purposes, an additional allocation of income be made to the minority interest account in an amount necessary to keep such balance from falling below zero.

6. SUBSEQUENT EVENTS
In April 2003, the Company obtained mortgage financing through Freddie Mac for one of its properties. The proceeds of the loan were used to reduce outstanding borrowings under the Company's bank line of credit. The amortizing loan bears interest at 4.18% and matures in April 2007. In addition, the Company refinanced existing loans on another property that were scheduled to mature in July 2003. The new amortizing mortgage, also with Freddie Mac, bears interest at 4.11% and matures in April 2007. Both mortgages may be extended to April 2008 at the Company's option.

In April 2003, the Company expanded its existing credit facility with Fannie Mae by $49.2 million to $488.2 million based upon increases in the valuation of the 35 properties in the collateral pool. In connection with the expansion, the Company purchased a $49.2 million interest rate protection agreement capping LIBOR at 7.5%.

On April 30, 2003, the Company acquired two apartment communities containing a total of 405 apartment homes in Pikesville, Maryland, a Baltimore suburb, for approximately $63.2 million. The properties were acquired through an intermediary in anticipation of the completion of a like-kind exchange under
Section 1031 of the Internal Revenue Code. The Company funded the acquisitions using the Fannie Mae facility and other existing credit facilities.

On May 7, 2003, the Board of Trustees declared a regular quarterly dividend of $.43 per share (approximately $7.0 million). Concurrent with the payment of the dividend, a $1.1 million limited partnership distribution will be made to the minority interest holders. The dividend and distribution will be paid on June 10, 2003 to shareholders of record as of May 16, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The following discussion is based primarily on the unaudited consolidated financial statements of the Company as of March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

FORWARD-LOOKING STATEMENTS
The matters discussed herein include certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that such forward-looking statements be subject to the safe harbors created by such Acts. Words and phrases such as "looking ahead", "we are confident", "should be", "will be", "predicted", "believe", "expect", "anticipate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views regarding future events and financial performance but are subject to many known and unknown risks, uncertainties, and other factors relating to the Company's operations and business environment which may cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, but are not limited to, interest rate fluctuations; competition for tenants and acquisitions from others, many of whom may have greater financial resources than the Company; changes in rental rates which may be charged by the Company in response to market rental rate changes or otherwise; changes in federal income tax laws and regulations; any changes in the Trust's capacity to acquire additional apartment properties and any changes in the Company's financial condition or operating results due to the acquisition of additional apartment properties; unanticipated increases in rental expenses due to factors such as casualties to the Company's apartment properties or adverse weather conditions in the geographic locations of the Company's apartment properties; and local economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the real estate investment trust industry, or the markets in which the Company's apartment properties are located. Although the Trust believes that the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that such statements will prove to be accurate. In view of the significant uncertainties associated with such forward-looking statements, the inclusion of this information should not be construed as a representation by the Trust that the results or conditions described in such statements will be achieved. The Company undertakes no obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise.


CRITICAL ACCOUNTING POLICIES
The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Impairment of Real Estate Assets
The Company periodically evaluates its apartment communities for potential impairment indicators. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the apartment communities. Future events could cause management to conclude that impairment indicators exist and that the Company's portfolio of apartment communities is impaired. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Net income for the three months ended March 31, 2003 was $3,863,000 or $.24 per diluted share, a decrease of $329,000 from $4,192,000 or $.26 per diluted share for the three months ended March 31, 2002. The increase in expenses exceeded the increase in rental income for the period, resulting in a decrease in net income. The increase in expenses was primarily attributable to the abnormally high weather related expenses associated with the harsh winter of 2003, significantly increased insurance cost relating to the annual renewal of the Company's insurance program and an additional allocation of income to minority interest for distributions in excess of earnings as discussed below.

The Company has had no acquisition or disposition activity since the beginning of 2002 and, therefore, results for the Company's entire portfolio of 15,237 apartments also represent results on a "same store" basis. Rental income for the first quarter grew by $1,049,000 or 3.3%, reflecting average rental rate increases (after concessions) of 2.4% and a 0.6% (60 basis point) increase in physical occupancy to 92.6%. Occupancy increased in several of the Company's markets despite the reduced demand for rental apartments in a slower economic climate. Baltimore, the Company's largest market with 6,917 apartments (approximately 45% of the portfolio), experienced occupancy of 92.5% during the quarter which was down 60 basis points in comparison to the first quarter of 2002 when it averaged 93.1%. Northern Virginia, Pennsylvania and Orlando markets with 1,823, 2,073 and 930 apartments, respectively, (approximately 32% of the portfolio), experienced occupancy of 92.5%, 93.3% and 90.0% during the quarter representing increases of 290, 90 and 160 basis points, respectively, in comparison to the first quarter of 2002 when occupancy averaged 89.6%, 92.4% and 88.4%, respectively, in those markets.

Total operating expenses increased 7.9% or $1,025,000 to $13,972,000 from $12,947,000 in 2002. First quarter operating expenses were affected by an increase in real estate taxes and insurance of $485,000, or 16.0% to $3,511,000 from $3,026,000. Approximately $435,000 of this increase is attributable to a substantial increase in insurance premiums as well as increased deductibles related to the Company's

July 1, 2002 insurance program renewal. Repairs and maintenance increased $534,000, or 14.6%, to $4,194,000 from $3,660,000 as the Company experienced approximately $440,000 in increased payroll and snow removal cost related to the record snow experienced on the East Coast in the first quarter of 2003. The harsh weather during the first quarter of 2003 and rising natural gas prices also adversely affected the Company's utility costs which increased $255,000 or 12.2%, from $2,086,000 for the first quarter 2002 compared to $2,341,000 in 2003. As a result, net operating income (i.e., rental income less operating expenses) was flat at approximately $18,860,000.

For the first quarter of 2003, interest expense increased $299,000 or 4.1% to $7,615,000 from $7,316,000 last year. During the current quarter the weighted average interest rate attributable to the Company's floating rate debt was 3.24% compared to 3.02% during the first quarter last year and average borrowings increased by $21.3 million.

Results for the 2003 first quarter include a $621,000 gain on involuntary conversion relating to a fire at one of the Company's Baltimore apartment communities.

In the first quarter 2003, the amounts reported under the caption "Minority interest" in the accompanying Balance Sheet was reduced to zero. Accounting principles generally accepted in the United States require that, for financial reporting purposes, an additional allocation of income be made to the minority interest account in an amount necessary to keep such balance from falling below zero.

FUNDS FROM OPERATIONS
Funds from operations ("FFO") is computed as income (loss) before minority interest (computed in accordance with accounting principles generally accepted in the United States)("GAAP") excluding gains and losses from sales and involuntary conversions of operating properties, plus real estate depreciation. This computation of FFO is consistent with the current definition promulgated by the National Association of Real Estate Investment Trusts (NAREIT). The reconciliation of FFO to income before minority interests, the most directly comparable financial measure calculated in accordance with GAAP, is included in the table below. Management generally considers FFO to be a useful measure for reviewing the comparative operating performance of the Trust between periods or as compared to other companies, without giving effect to real estate depreciation and amortization, which assumes that the value of real estate diminishes predictably over time and which can vary among owners of similar assets based upon historical cost and useful life estimates. FFO should not be considered an alternative to net income as a measure of performance nor does it represent cash generated from operating activities in accordance with GAAP and, therefore, it should not be considered indicative of cash available to fund cash needs.

A reconciliation between income before minority interest and FFO is as follows:

                                                THREE MONTHS ENDED MARCH 31,
(in thousands)                                      2003             2002
--------------                                  ----------       ----------
Income before minority interest                  $  4,924         $  4,849
Gain on involuntary conversion                       (621)            --
Real estate depreciation                            5,390            5,229
                                                 --------         --------
Funds from operations                            $  9,693         $ 10,078
                                                 ========         ========
OTHER DATA:
Net cash provided by operating activities        $ 10,452         $ 10,518
Net cash used in investing activities            $ (6,602)        $ (2,558)
Net cash used in financing activities            $ (5,043)        $ (8,445)

LIQUIDITY AND CAPITAL RESOURCES
Operating activities provided unrestricted cash for the three months ended March 31, 2003 of $10,452,000 of which $8,080,000 was paid out in dividends and distributions.

During 2003, the Company will make capital improvements to certain properties. Capital improvements are expenditures that increase the value and extend the useful life of an asset. Expenditures for ordinary repairs and maintenance are expensed as incurred. A total of $5,602,000 ($368 per apartment home) of capital improvements was made during the three months ended March 31, 2003. Of this amount, $1,584,000 ($104 per apartment home) was considered to be of a normal, recurring nature. These capital expenditures generally relate to items having economic lives of 10 years or less and include the replacement of appliances, carpeting and tile plus other recurring capital expenditures such as landscaping, parking lot sealing and striping, HVAC equipment and various interior and exterior building improvement. The remaining $4,018,000 ($264 per apartment home) of capital improvements was considered to be non-recurring or revenue-enhancing in nature and generally relates either to (i) items having economic lives of more than 10 years or (ii) renovation projects such as the modernization of kitchen and bathrooms, new building entrances and windows, new business and fitness centers, and the addition of new appliances such as washers and dryers. The Company finances its capital improvements through a revolving credit facility and working capital.

In late April 2003, the Company expanded its existing credit facility with Fannie Mae by $49.2 million to $488.2 million based upon increases in the valuation of the 35 properties in the collateral pool. This collateralized facility matures in 2008. At March 31, 2003, total outstanding borrowings under the facility were $415,152,000. Of this amount, $300 million bears interest at a fixed rate of 6.91%. The remaining $115.2 million is outstanding at a weighted average variable rate of 2.38% at March 31, 2003 and can be converted to a fixed-rate term loan at the Company's option. The Company is a party to floating to fixed interest rate swaps that effectively fix the interest rate on $40 million of its floating rate debt, changing the weighted average rate at March 31, 2003 to 3.33%.

The Company has a $50 million bank line of credit. Advances under the line bear interest at 120 basis points over LIBOR and are due on demand. Up to $10 million of the line may be used for working capital purposes and $40 million may be used to fund acquisitions. In October 2002, the Company renewed this line of credit through October 2003 and, at the Company's option, the line may be extended through October 2004. As of March 31, 2003, $16,250,000 was outstanding under the line.

The following table sets forth certain information regarding the Company's outstanding indebtedness as of March 31, 2003:

                                            Amount in          % of Debt       Interest
                                             $000's                            Rate (2)            Maturity
                                         ----------------     -----------    ------------      ---------------
 Secured Debt:
  Fixed Rate Debt:
     Secured facility (1)                   $340,000             68.7%           6.63%                  2008
     Conventional mortgages                   60,513             12.2%           7.27%           2003 - 2009
                                            --------            ------           -----
     Total fixed                             400,513             80.9%           6.73%
  Floating Rate Debt:
     Revolving credit facility (1)            75,152             15.2%           2.67%                  2008
     Line of credit                           16,250              3.3%           2.54%             on demand
                                            --------            ------           -----
     Total floating                           91,402             18.5%           2.65%
                                            --------            ------           -----
 Total Secured Debt:                         491,915             99.4%           5.93%
 Unsecured Debt                                3,000              0.6%           2.50%
                                            --------            ------           -----
 Total debt                                 $494,915            100.0%           5.73%
                                            ========            ======           =====

 (1) The information shown for this debt gives effect to two interest rate swap agreements in the aggregate notional amount of $40 million, which have the effect of fixing the interest rate on this $40 million of debt at approximately 4.57% from January 2003 to April 2007.
 (2)   Weighted average

The Company's primary market risk exposure relates to changes in interest rates associated with the variable rate portion of its secured credit facility and its bank line of credit. The Company had $91.4 million in variable rate debt outstanding at March 31, 2003. A hypothetical 100 basis point increase in interest rates for the remainder of the year over the rates in effect at March 31 would result in an increase of interest expense and a corresponding decrease in income before minority interest of approximately $674,000. This estimate incorporates only those exposures that exist as of March 31, 2003 and does not consider exposures that could arise after that date.

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

See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations under Liquidity and Capital Resources for tables and a complete discussion of the Company's interest rate sensitivity risk.

There have been no material changes to the Company's exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

Part II:  OTHER INFORMATION

Items 1 through 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

Item 4 - Submission of Matters to a Vote of Security Holders

(a)      The Registrant's annual meeting of shareholders was held on May 7, 2003

(b) The following Trustees were elected at such annual meeting, each for a one-year term expiring in 2004:

                  Harvey Schulweis
                  Nancy Lerner Beck
                  James H. Berick
                  H. Grant Hathaway
                  Milton A. Wolf

(c) The following matters were voted on at the annual meeting of shareholders:

         (1)  Election of Trustees

                                                                                        Broker
         Trustee Name                          Votes For           Abstentions         Non-Votes
         ------------                          ---------           -----------         ---------

         Harvey Schulweis                      14,021,553           1,297,085              0
         Nancy Lerner Beck                     13,997,390           1,295,013              0
         James H. Berick                       13,543,268           1,775,370              0
         H. Grant Hathaway                     13,547,018           1,771,620              0
         Milton A. Wolf                        13,540,512           1,778,126              0

Item 6 - Exhibits and Reports on Form 8-K

(a)          Exhibit
             Number                  Exhibit
             -------                 -------

        99.1                      Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section
                                  906 of the Sarbanes-Oxley Act of 2002

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



THE TOWN AND COUNTRY TRUST


Date:  May 15, 2003           /s/ Alan W. Lasker
       ----------------       -------------------------------------------------
                              Alan W. Lasker
                              Senior Vice President and Chief Financial Officer

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

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003

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

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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