Form 10-Q
period 2003-06-30
TOWN & COUNTRY TRUST
filed 2003-08-14
CIK 906110

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

                  For the quarterly period ended June 30, 2003

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

Common Shares of Beneficial Interest, $.01 par value 16,340,333 outstanding as of June 30, 2003.

                           THE TOWN AND COUNTRY TRUST
                                    FORM 10-Q
                                      INDEX


                                                                                                           PAGE
                                                                                                           ----
          PART I: FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

                Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002.....................   2

                Consolidated Statements of Operations for the three and six month periods ended
                June 30, 2003 and 2002....................................................................   3

                Consolidated Statements of Cash Flows for the six month periods ended
                June 30, 2003 and 2002....................................................................   4

                Notes to Consolidated Financial Statements................................................   5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........  10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk......................................  17

Item 4.   Controls and Procedures.........................................................................  17

          PART II: OTHER INFORMATION

Item 1.   Legal Proceedings...............................................................................  18
Item 2.   Changes in Securities and Use of Proceeds.......................................................  18
Item 3.   Defaults Upon Senior Securities.................................................................  18
Item 4.   Submission of Matters to a Vote of Security Holders.............................................  18
Item 5.   Other Information...............................................................................  18
Item 6.   Exhibits and Reports on Form 8-K................................................................  18

Signature ................................................................................................  19

                           THE TOWN AND COUNTRY TRUST
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     JUNE 30,      DECEMBER 31,
                                                                                       2003           2002
                                                                                    ---------      ------------
                                                                                   (Unaudited)
ASSETS
Real estate:
   Land                                                                             $ 103,633       $  97,198
   Buildings and improvements                                                         713,386         644,809
   Other                                                                                9,063           8,242
                                                                                    ---------       ---------
                                                                                      826,082         750,249
Less accumulated depreciation                                                        (295,807)       (285,420)
                                                                                    ---------       ---------
                                                                                      530,275         464,829

Real estate and other assets held for disposition                                      23,246          23,170
Cash and cash equivalents                                                               1,494           2,641
Restricted cash                                                                         2,860           2,660
Deferred financing costs, net                                                           4,454           4,063
Other assets                                                                            5,901           6,983
                                                                                    ---------       ---------
   Total assets                                                                     $ 568,230       $ 504,346
                                                                                    =========       =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Mortgage debt                                                                       $ 524,828       $ 465,281
Notes payable - unsecured                                                               7,000              --
Mortgage debt and other liabilities held for disposition                               29,660          27,386
Accrued interest                                                                        2,393           2,054
Accounts payable and other liabilities                                                 10,614           8,200
Security deposits                                                                       3,272           3,035
Minority interest                                                                          --              --
                                                                                    ---------       ---------
   Total liabilities                                                                  577,767         505,956

Shareholders' deficit:
  Common shares of beneficial interest ($.01 par value), 500,000,000 shares authorized, 16,340,333 and 16,259,065 issued and outstanding at June 30,
      2003 and
      December 31, 2002                                                                   163             163
   Additional paid-in capital                                                         328,406         326,789
   Distributions in excess of accumulated earnings                                   (331,128)       (323,541)
   Deferred compensation - restricted stock                                            (3,759)         (2,997)
   Other comprehensive income                                                          (3,219)         (2,024)
                                                                                    ---------       ---------
     Total shareholders' deficit                                                       (9,537)         (1,610)
                                                                                    ---------       ---------
   Total liabilities and shareholders' deficit                                      $ 568,230       $ 504,346
                                                                                    =========       =========


See accompanying notes.

                           THE TOWN AND COUNTRY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS             SIX MONTHS
                                                                    ENDED JUNE 30,           ENDED JUNE 30,
                                                                --------------------      --------------------
                                                                  2003         2002         2003         2002
                                                                -------      -------      -------      -------
REVENUE
Rental income                                                   $31,592      $30,179      $62,042      $59,620

EXPENSES
Operating expenses:
   Real estate taxes and insurance                                3,441        2,833        6,718        5,641
   Utilities                                                      1,924        1,620        4,126        3,581
   Repairs and maintenance                                        4,228        3,885        8,012        7,145
   Marketing and advertising                                      1,162        1,131        2,206        2,255
   Other                                                          3,025        2,656        5,667        5,455
                                                                -------      -------      -------      -------
   Total operating expenses                                      13,780       12,125       26,729       24,077

Real estate depreciation                                          5,657        5,008       10,758        9,957
Interest expense                                                  7,554        6,933       14,756       13,837
General and administrative                                        1,361        1,286        2,737        2,554
Other depreciation and amortization                                 178          168          354          345
                                                                -------      -------      -------      -------
                                                                 28,530       25,520       55,334       50,770
                                                                -------      -------      -------      -------
Income before gain on involuntary conversion, discontinued        3,062        4,659        6,708        8,850
   operations and minority interest
Gain on involuntary conversion                                       --           --          621           --
                                                                -------      -------      -------      -------
Income before discontinued operations and minority                3,062        4,659        7,329        8,850
   interest
Income from discontinued operations                                 589          647        1,245        1,304
                                                                -------      -------      -------      -------
Income before minority interest                                   3,651        5,306        8,574       10,154
Income allocated to minority interest                               488          710        1,146        1,367
Minority interest distribution in excess of earnings
  (Note 4)                                                          573           --          975           --
                                                                -------      -------      -------      -------
Net income                                                      $ 2,590      $ 4,596      $ 6,453      $ 8,787
                                                                =======      =======      =======      =======

Basic earnings per share:
   Income from continuing operations                            $  0.13      $  0.25      $  0.33      $  0.48
   Income from discontinued operations                             0.03         0.04         0.07         0.07
                                                                -------      -------      -------      -------
   Net income                                                   $  0.16      $  0.29      $  0.40      $  0.55
                                                                =======      =======      =======      =======
Diluted earnings per share:
   Income from continuing operations                            $  0.13      $  0.25      $  0.33      $  0.47
   Income from discontinued operations                             0.03         0.03         0.07         0.07
                                                                -------      -------      -------      -------
   Net income                                                   $  0.16      $  0.28      $  0.40      $  0.54
                                                                =======      =======      =======      =======

Weighted average common shares outstanding - basic               15,997       15,971       15,990       15,944
Dilutive effect of outstanding options and restricted
   shares                                                           291          259          257          240
                                                                -------      -------      -------      -------
Weighted average common shares outstanding - diluted             16,288       16,230       16,247       16,184
                                                                =======      =======      =======      =======

Dividends declared and paid per share outstanding               $  0.43      $  0.43      $  0.86      $  0.86
                                                                =======      =======      =======      =======

See accompanying notes.

                           THE TOWN AND COUNTRY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                      -------------------------
                                                                                          2003          2002
                                                                                      ---------       ---------
OPERATING ACTIVITIES
Net income                                                                             $  6,453       $  8,787
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       11,675         10,631
     Depreciation and amortization from discontinued operations                             536            566
     Income allocated to minority interest                                                2,121          1,367
     Amortization of deferred compensation                                                  416            288
     Changes in operating assets and liabilities:
       Increase in restricted cash                                                         (200)          (100)
       Decrease in other assets                                                           1,051          1,354
       Increase (decrease) in accounts payable, other liabilities, accrued
         interest and security deposits                                                   4,069           (830)
                                                                                       --------       --------
Net cash provided by operating activities                                                26,121         22,063

INVESTING ACTIVITIES
Acquisition of operating properties                                                     (64,350)            --
Capital expenditures, net                                                               (12,789)        (7,067)
                                                                                       --------       --------
Net cash used in investing activities                                                   (77,139)        (7,067)

FINANCING ACTIVITIES
Net borrowings on mortgage debt                                                          59,547         18,810
Net borrowings (payments) on notes payable - unsecured                                    7,000        (16,000)
Proceeds from exercise of share options                                                     440            880
Payments of deferred financing costs                                                       (954)        (1,669)
Dividends paid to shareholders                                                          (14,041)       (13,958)
Distributions to minority interest holders                                               (2,121)        (2,121)
                                                                                       --------       --------
Net cash provided by (used in) financing activities                                      49,871        (14,058)
                                                                                       --------       --------
(Decrease) increase in cash and cash equivalents                                         (1,147)           938
Cash and cash equivalents at beginning of period                                          2,641          1,692
                                                                                       --------       --------
Cash and cash equivalents at end of period                                             $  1,494       $  2,630
                                                                                       ========       ========
Cash interest paid                                                                     $ 14,802       $ 15,274
                                                                                       ========       ========

See accompanying notes.

                           THE TOWN AND COUNTRY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of The Town and Country Trust (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and accordingly do not include all of the information required by accounting principles generally accepted in the United States. Such financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position at June 30, 2003 and results of operations for the interim periods ended June 30, 2003 and 2002. Interim results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of results that may be expected for a full year. Certain previously reported amounts have been reclassified to conform to the current presentation. The accompanying financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.  ACQUISITIONS

On April 30, 2003, the Company acquired two apartment communities containing a total of 405 apartment homes in Pikesville, Maryland, a Baltimore suburb, for approximately $64.3 million, including acquisition costs. The properties were acquired through an intermediary in anticipation of the completion of a like-kind exchange under Section 1031 of the Internal Revenue Code (see Note 3.) The Company funded the acquisitions using its existing credit facilities.

The Company accounted for the acquisition utilizing the purchase method, and accordingly, the results of the acquisition properties are included in the Company's results of operations from the date of acquisition. The Company allocated the purchase price between land, building and improvements and other identifiable assets such as lease related intangibles, as follows (in thousands):

        Land                                           $  6,435
        Building and improvements                        57,447
        Other                                               468
                                                       --------
        Total                                          $ 64,350
                                                       ========

The following unaudited pro forma results of operations of the Company reflect the acquisition of the two apartment communities as if this transaction occurred on January 1, 2003 and 2002, respectively.

                                   THREE MONTHS              SIX MONTHS
                                  ENDED JUNE 30,            ENDED JUNE 30,
                              ---------------------     ---------------------
                                2003         2002         2003         2002
                              --------     --------     --------     --------
(in $000's)
Revenues                      $ 32,127     $ 31,822     $ 64,075     $ 62,899
Net income                    $  2,599     $  4,840     $  6,547     $  9,279
Income per share-basic        $    .16     $    .30     $    .41     $    .58
Income per share-diluted      $    .16     $    .30     $    .40     $    .57

3.  DISCONTINUED OPERATIONS

During June 2003, the Company entered into an agreement to sell three apartment communities with 1,449 apartment homes for $66.3 million. The transaction was completed on July 31, 2003 and the Company expects to record a gain of approximately $40 million for financial reporting purposes. The results of operations for these properties are presented in the accompanying Consolidated Statements of Operations as "Income from discontinued operations." And the assets and liabilities are included in "Real estate and other assets held for disposition" and "Mortgage debt and other liabilities held for disposition" on the Company's Balance Sheets.

The following is a summary of the income from discontinued operations for the three and six months ended June 30, 2003 and 2002.

                                                               THREE MONTHS                SIX MONTHS
                                                              ENDED JUNE 30,              ENDED JUNE 30,
                                                          ---------------------       ---------------------
                                                            2003          2002          2003          2002
                                                          -------       -------       -------       -------
(in $000's)
Rental income                                             $ 2,389       $ 2,348       $ 4,770       $ 4,690
Operating expenses                                         (1,132)       (1,013)       (2,154)       (2,008)
Real estate depreciation                                     (246)         (285)         (536)         (566)
Interest expense                                             (422)         (403)         (835)         (812)
                                                          -------       -------       -------       -------
Income from discontinued operations, before minority
   interests                                              $   589       $   647       $ 1,245       $ 1,304
                                                          =======       =======       =======       =======

Assets and liabilities of the three apartment communities consisted of the following at June 30, 2003 and December 31, 2002.

                                                           JUNE 30, 2003   DECEMBER 31, 2003
                                                           -------------   -----------------
(in $000's)
ASSETS
Land                                                          $  5,589         $  5,589
Building and improvements                                       47,962           47,380
Other                                                              240              247
Accumulated depreciation                                       (30,875)         (30,345)
Other assets                                                       330              299
                                                              --------         --------
Real estate and other assets held for disposition             $ 23,246         $ 23,170
                                                              ========         ========

LIABILITIES
Mortgage debt                                                 $ 29,062         $ 26,736
Other liabilities                                                  598              650
                                                              --------         --------
Mortgage debt and other liabilities held for disposition      $ 29,660         $ 27,386
                                                              ========         ========


4.  MORTGAGE DEBT

In April 2003, the Company expanded its existing credit facility with Fannie Mae by $49.2 million to $488.2 million based upon increases in the valuation of the 35 properties in the collateral pool. At June 30, 2003, $439 million was outstanding under the expanded facility. The Company also refinanced two of its properties with new mortgage debt aggregating $25.2 million. The loans, which bear interest at a weighted average rate of 4.15%, mature in April 2007 and the maturity may be extended to April 2008 at the Company's option.

5. FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Certain Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities, an amendment of Statement 133" and SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities, an amendment of Statement 133" was adopted by the Company on January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring all derivative financial instruments to be carried in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedge transaction. For derivative financial instruments that qualify as cash flow hedges, changes in fair value of the derivative instrument are reported as a component of other comprehensive income with the corresponding offset to other assets and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. For hedges where a change in the fair value of the derivative exceeds the change in the fair value of the hedged item, the ineffective portion, if any, is recognized in other income/expense in current period earnings. The Company uses derivative financial instruments in the normal course of business to limit its exposure to fluctuations in interest rates. The Company does not enter into derivative instruments for speculative purposes.

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

Early in 2002, the Company purchased an interest rate protection agreement covering $139 million of variable rate debt associated with its amended and restated secured credit facility. This protection agreement caps the Company's exposure to LIBOR at 9.35% through April 2007. In connection with the April 2003 expansion of the secured credit facility, the Company purchased a $49.2 million interest rate protection agreement capping LIBOR at 7.5%. The Company also has floating to fixed interest rate swaps to effectively fix the interest rate on $40 million of floating rate debt under the secured facility at a blended rate of approximately 4.57%. The Company simultaneously with the purchase of the interest rate swaps, sold two $20 million interest rate caps, capping the Company's exposure to LIBOR at 9.35%. The interest rate protection agreements hedge interest payments consistent with the Company's risk management objectives and strategy. The Company believes that each of these transactions qualifies as a cash flow hedge and thereby qualifies for hedge accounting under SFAS 133.

The following table presents the fair value of outstanding derivative financial instruments, based on external market quotations as of June 30, 2003.

                                                                                    Contract
Notional Amount      Fixed Rate       Type of Contract         Effective Date       Maturity        Fair Value
---------------      ----------   ------------------------     --------------     -----------      ------------
$ 139,000,000           9.35%                Cap                  April, 2002     April, 2007      $    126,000
$  49,172,000           7.50%                Cap                  April, 2003     April, 2007      $     95,000
$ (40,000,000)          9.35%                Cap                January, 2003     April, 2007      $    (43,000)
$  20,000,000           4.84%     Swap (Floating to Fixed)      January, 2003     April, 2007      $ (1,938,000)
$  20,000,000           3.48%     Swap (Floating to Fixed)      January, 2003     April, 2007      $   (939,000)

During the three and six months ended June 30, 2003, the Company recorded $720,000 and $1,195,000, respectively of unrealized losses in accumulated other comprehensive income (loss). The Company also recorded a $4,000 and $1,000 loss, respectively in net income related to the ineffective portion of the Company's hedge instruments for the three month and six month periods ended June 30, 2003. The Company expects to reclassify $1,199,000 of unrealized losses into earnings in the next twelve months. Comprehensive income was $1,870,000 and $5,258,000 for the three and six months ended June 30, 2003, respectively. Comprehensive income for the three and six months ended June 30, 2002 was $4,443,000 and $8,634,000, respectively. Comprehensive income is net income plus unrealized losses recorded in accumulated other comprehensive income (loss) during the period.

6.  STOCK BASED COMPENSATION

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

In 1993 and 1997, the Company established long-term incentive plans for the purpose of attracting and retaining executive officers, other key employees and non-employee trustees (the "Plans"). The Plans provide for the granting of restricted stock and share options (incentive and non-qualified) to purchase up to 1,950,000 shares of the Company's common shares at prices not less than the fair market value at the date of grant. During the six months ended June 30, 2003, 8,000 options were granted at an option price of $21.28.

Pro forma information regarding net income and earnings per share as required by Statement 148, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement, is set forth in the table below:

                                                                           THREE MONTHS                     SIX MONTHS
                                                                          ENDED JUNE 30,                  ENDED JUNE 30,
                                                                    -------------------------       -------------------------
(in thousands, except per share information)                           2003            2002            2003            2002
                                                                    ---------       ---------       ---------       ---------
Net income, as reported                                             $   2,590       $   4,596       $   6,453       $   8,787
Add: Total stock compensation expense included in reported net
       income                                                             237             154             416             288
Less: Total stock based compensation expense determined under
       the fair value method for all awards                              (257)           (178)           (458)           (333)
                                                                    ---------       ---------       ---------       ---------
Pro forma net income                                                $   2,570       $   4,572       $   6,411       $   8,742
                                                                    =========       =========       =========       =========

Earnings per share:
    Basic, as reported                                              $     .16       $     .29       $     .40       $     .55
    Basic, pro forma                                                $     .16       $     .29       $     .40       $     .55
    Diluted, as reported                                            $     .16       $     .28       $     .40       $     .54
    Diluted, pro forma                                              $     .16       $     .28       $     .39       $     .54


For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The fair value for the options was estimated at the date of grant using Black-Scholes option valuation model with the following weighted-average assumptions:


                                                       2003      2002
                                                      ------    ------
Risk free interest rate                                 3.1%     4.3%
Dividend yield                                          8.1%     8.1%
Volatility factor                                        .17      .17
Weighted-average expected life (in years)                  5        5

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

7. GAIN ON INVOLUNTARY CONVERSION

During the six months ended June 30, 2003, the Company recorded a $621,000 gain on involuntary conversion relating to a fire at one of its Baltimore apartment communities. The gain was computed as the expected net insurance proceeds less the net book value of the assets destroyed less certain out-of-pocket expenses. The cost to rebuild the apartment homes will be capitalized as those cost are incurred.

8. DISTRIBUTIONS TO MINORITY INTEREST IN EXCESS OF EARNINGS

In 2002, the amount reported under the caption "Minority interest" in the accompanying Balance Sheet was reduced to zero. Accounting principles generally accepted in the United States require that, for financial reporting purposes, an additional allocation of income be made to the minority interest account in an amount necessary to keep such balance from falling below zero since there is no requirement for the unit holders to make additional contributions.

9. SUBSEQUENT EVENTS

On August 4, 2003, the Company sold $65.0 million aggregate principal amount of 5.375% Convertible Senior Notes due 2023 to an initial purchaser in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The purchaser has a 30-day option to purchase up to an additional $9.75 million principal amount of notes. The notes mature on August 15, 2023 and are convertible under certain circumstances into the Company's common shares at an initial conversion rate of 39.20185 shares per $1,000 principal amount of notes, subject to adjustment. The notes are redeemable at the Company's option at any time on or after August 21, 2010 and are subject to repurchase on August 15, 2008 and on certain other dates. The notes are unsecured and unsubordinated obligations of the Company. Concurrently with the offering, the Company used approximately $15.0 million of the proceeds to purchase 646,800 of its common shares in privately negotiated transactions.

On August 6, 2003, the Board of Trustees declared a regular quarterly dividend of $.43 per share (approximately $6.8 million). Concurrent with the payment of the dividend, a $1.1 million limited partnership distribution will be made to the minority interest holders. The dividend and distribution will be paid on September 10, 2003 to shareholders of record as of August 15, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion is based primarily on the unaudited consolidated financial statements of the Company as of June 30, 2003 and for the three-and six month periods ended June 30, 2003 and 2002. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

Acquisitions of real estate are accounted for utilizing the purchase method, and accordingly, the results of operations are included in the Company's results of operations from the date of acquisition. The Company allocates the purchase price between land, building and improvements and other identifiable assets such as lease intangibles.

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

RESULTS OF OPERATIONS

At June 30, 2003, three apartment communities containing a total of 1,449 apartment homes in the Baltimore suburbs, were under contract for sale and results from these properties are reflected in the caption "income from discontinued operations". On April 30, 2003, the Company acquired two apartment communities containing a total of 405 apartment homes in Pikesville, Maryland, a Baltimore suburb, at an aggregate cost of approximately $64.3 million, including closing cost. Results for the remainder of the Company's portfolio are considered to be "same store" results; which reflects 13,788 apartment homes owned and operated throughout both 2002 and 2003. The Company's results from continuing operations consist of both "same store" results and results from new acquisitions.

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Net income for the three months ended June 30, 2003 was $2,590,000 or $.16 per diluted share, a decrease of $2,006,000 from $4,596,000 or $.28 per diluted share for the three months ended June 30, 2002. The increase in expenses exceeded the increase in rental income for the period, despite the acquisition of two properties at the end of April, resulting in a decrease in net income. The increase in expenses was primarily attributable to significantly increased insurance cost relating to the annual renewal of the Company's insurance program, increased energy costs, principally associated with increased natural gas rates and an additional allocation of income to minority interest for distributions in excess of earnings as discussed below.

CONTINUING OPERATIONS

Same Store Communities

Operating results for the same store communities are set forth in the table below:

                              THREE MONTHS ENDED JUNE 30,
                          ---------------------------------
(in $000's)                 2003         2002        CHANGE
                          -------      -------      -------
Rental revenue            $30,541      $30,179      $   362
Operating expenses         13,421       12,125        1,296
                          -------      -------      -------
Net operating income      $17,120      $18,054      $  (934)
                          =======      =======      =======

A reconciliation between income before minority interest and same store net operating income is as follows:

                                       THREE MONTHS ENDED JUNE 30,
                                       ---------------------------
(in $000's)                               2003             2002
                                        --------         --------
Income before minority interest         $  3,651         $  5,306
Income from acquisitions                     (18)              --
Income from dispositions                    (589)            (647)
Other depreciation and amortization          178              168
General and administrative                 1,361            1,286
Interest expense                           7,342            6,933
Real estate depreciation                   5,195            5,008
                                        --------         --------
Same store net operating income         $ 17,120         $ 18,054
                                        ========         ========


Same store rental income for the second quarter grew by $362,000 or 1.2%, reflecting an average rental rate increase (after concessions) of 1.7% and a 0.5% (50 basis point) decrease in physical occupancy to 93.2%. Occupancy increased slightly in the largest of the Company's same store markets despite the reduced demand for rental apartments driven by, amongst other factors, home ownership alternatives resulting from the low mortgage interest rate environment. Baltimore and Pennsylvania markets with 5,468 and 2,073 apartments (approximately 40% and 15% of the same store portfolio), experienced occupancy of 93.6% and 94.9% during the quarter which was an increase of 10 and 40 basis points in comparison to the first quarter of 2002 when it averaged 93.5% and 94.5%. Northern Virginia, Maryland Suburbs, Orlando and Charlotte markets with 1,823, 1,236, 930 and 580 apartments, respectively, (approximately 33% of the portfolio), experienced occupancy of 93.7%, 91.2%, 91.0% and 88.0% during the quarter representing decreases of 120, 300, 60 and 80 basis points, respectively, in comparison to the second quarter of 2002 when occupancy averaged 94.9%, 94.2%, 91.6% and 88.8%, respectively, in those same store markets.

Total same store operating expenses increased 10.7% or $1,296,000 to $13,421,000 from $12,125,000 in 2002. Second quarter operating expenses were affected by an increase in real estate taxes and insurance of $491,000, or 17.3% to $3,324,000 from $2,833,000. Approximately $393,000 of this increase is attributable to a substantial increase in insurance premiums as well as increased deductibles related to the Company's July 1, 2002 insurance program renewal. Utility costs increased $285,000 or 17.6% to $1,905,000 from $1,620,000 primarily due to increased energy costs associated with the purchase of natural gas. All remaining operating expenses increased by $520,000 or 6.8%. As a result, same store net operating income (i.e., rental income less operating expenses) declined by $934,000 or 5.2% to $17,120,000 from $18,054,000.

Acquisitions

During the second quarter of 2003 the two acquired communities experienced occupancy of 93.6% and contributed rental income of $1,050,000. Operating expenses for the second quarter were $359,000, so these properties contributed $691,000 to net operating income.

INTEREST EXPENSE

For the second quarter of 2003, interest expense increased $621,000 or 9.0% to $7,554,000 from $6,933,000 last year. The increase reflects an increase in the average amount of outstanding debt attributable to continuing operations during the quarter to $508.0 million versus $447.8 million during the second quarter last year, primarily as a result of borrowings incurred in connection with the 2003 acquisitions and with the funding of the Company's ongoing capital improvement program. During the current quarter the weighted average interest rate attributable to the Company's average amount of continuing debt outstanding was 5.63% compared to 6.07% for the second quarter last year.

DISCONTINUED OPERATIONS

For the second quarter 2003, income from discontinued operations was $589,000, compared to $647,000 for the second quarter last year.

DISTRIBUTIONS TO MINORITY INTEREST IN EXCESS OF EARNINGS

Accounting principles generally accepted in the United States require that, for financial reporting purposes, an additional allocation of income be made to the minority interest account in an amount necessary to keep such balance from falling below zero since there is no requirement for the unit holders to make additional contributions.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Net income for the six months ended June 30, 2003 was $6,453,000 or $.40 per diluted share, a decrease of $2,334,000 from $8,787,000 or $.54 per diluted share for the six months ended June 30, 2002. Although the Company acquired two properties at the end of April 2003, which made an $18,000 contribution to net income, the remainder of the portfolio experienced an increase in expenses that exceeded the increase in rental income for the period, resulting in a decrease in net income. The increase in expenses was primarily attributable to the abnormally high weather related expenses associated with the harsh winter of 2003, significantly higher energy cost, principally associated with increased natural gas rates, significantly increased insurance cost relating to the annual renewal of the Company's insurance program and an additional allocation of income to minority interest for distributions in excess of earnings as discussed below.

CONTINUING OPERATIONS

Same Store Communities

Operating results for the same store communities are set forth in the table below:

                               SIX MONTHS ENDED JUNE 30,
                          ---------------------------------
(in $000's)                 2003         2002        CHANGE
                          -------      -------      -------
Rental revenue            $60,992      $59,620      $ 1,372
Operating expenses         26,371       24,077        2,294
                          -------      -------      -------
Net operating income      $34,621      $35,543      $  (922)
                          =======      =======      =======

A reconciliation between income before minority interest and same store net operating income is as follows:

                                        SIX MONTHS ENDED JUNE 30,
                                        -------------------------
(in $000's)                                2003           2002
                                         --------       --------
Income before minority interest          $  8,574       $ 10,154
Income from acquisitions                      (18)            --
Income from dispositions                   (1,245)        (1,304)
Gain on involuntary conversion               (621)            --
Other depreciation and amortization           354            345
General and administrative                  2,737          2,554
Interest expense                           14,544         13,837
Real estate depreciation                   10,296          9,957
                                         --------       --------
Same store net operating income          $ 34,621       $ 35,543
                                         ========       ========

Same store rental income for the six months ended grew by $1,372,000 or 2.3%, reflecting average rental rate increases (after concessions) of 2.0% and a 0.1% (10 basis point) increase in physical occupancy to 92.9%. Occupancy increased in several of the Company's markets despite the reduced demand for rental apartments driven by, amongst other factors, home ownership alternatives resulting from the low mortgage interest rate environment. Baltimore, the Company's largest market with 5,468 apartments (approximately 40% of the same store portfolio), experienced slightly lower occupancy of 93.2% during the current year six month period which was down 10 basis points in comparison to the same period of 2002, when it averaged 93.3%. Northern Virginia, Pennsylvania and Orlando markets with 1,823, 2,073 and 930 apartments, respectively, (approximately 35% of the same store portfolio), experienced occupancy of 93.1%, 94.1% and 90.5% during the six months ended June 30, 2003 representing increases of 80, 70 and 50 basis points, respectively, in comparison to that period of 2002 when occupancy averaged 92.3%, 93.4% and 90.0%, respectively, in those markets.

 Total operating expenses for the six month period ended June 30, 2003 increased 9.5% or $2,294,000 to $26,371,000 from $24,077,000 in 2002. Six month operating expenses were affected by an increase in real estate taxes and insurance of $960,000 or 17.0% to $6,601,000 from $5,641,000. Approximately $803,000 of this increase is attributable to a substantial increase in insurance premiums as well as increased deductibles related to the Company's July 1, 2002 insurance program renewal. Repairs and maintenance increased $641,000, or 9.0% in 2003, to $7,786,000 from $7,145,000 as the Company experienced approximately $427,000 in increased payroll and snow removal cost related to the record snow experienced on the East Coast. The harsh weather during the early months of 2003 and rising natural gas prices also adversely affected the Company's utility costs which increased $526,000 or 14.7%, from $3,581,000 for the six months ended June 30, 2002 compared to $4,107,000 in 2003. As a result, same store net operating income (i.e., rental income less operating expenses) decreased $922,000 or 2.6% to $34,621,000 from $35,543,000.

Acquisitions

For the six month period ended June 30, 2003 the two acquired communities experienced occupancy of 93.6% and contributed rental income of $1,050,000. Operating expenses for the same period were $359,000, and these properties contributed $691,000 to net operating income.

INTEREST EXPENSE

For the six months ended June 30, 2003, interest expense increased $919,000 or 6.6% to $14,756,000 from $13,837,000 last year. The increase reflects an increase in the average amount of outstanding debt attributable to continuing operations during the six months to $514.5 million versus $471.6 million during the same six months last year primarily as a result of borrowings incurred in connection with the 2003 acquisitions and with the funding of the Company's ongoing capital improvement program. During the six months ended June 30, 2003, the weighted average interest rate attributable to the Company's average amount of continuing debt outstanding was 5.72% compared to 6.02% for the six months ended June 30, 2002.

GAIN ON INVOLUNTARY CONVERSION

Results for the six months ended June 30, 2003 include a $621,000 gain on involuntary conversion relating to a fire at one of the Company's Baltimore apartment communities.

DISCONTINUED OPERATIONS

For the six month period ended June 30, 2003, income from discontinued operations was $1,245,000, compared to $1,304,000 for the second quarter last year.

DISTRIBUTIONS TO MINORITY INTEREST IN EXCESS OF EARNINGS

Accounting principles generally accepted in the United States require that, for financial reporting purposes, an additional allocation of income be made to the minority interest account in an amount necessary to keep such balance from falling below zero since there is no requirement for the unit holders to make additional contributions.

FUNDS FROM OPERATIONS

Funds from operations ("FFO") is computed as income (loss) before minority interest (computed in accordance with accounting principles generally accepted in the United States) ("GAAP") excluding gains and losses from sales and involuntary conversions of operating properties, plus real estate depreciation. This computation of FFO is consistent with the current definition promulgated by the National Association of Real Estate Investment Trusts (NAREIT). The reconciliation of FFO to Income before minority interests, the most directly comparable financial measure calculated in accordance with GAAP, is included in the table below. Management generally considers FFO to be a useful measure for reviewing the comparative operating performance of the Trust between periods or as compared to other companies, without giving effect to real estate depreciation and amortization, which assumes that the value of real estate diminishes predictably over time and which can vary among owners of similar assets based upon historical cost and useful life estimates. FFO should not be considered an alternative to net income as a measure of performance nor does it represent cash generated from operating activities in accordance with GAAP and, therefore, it should not be considered indicative of cash available to fund cash needs.

 While the NAREIT definition of FFO does not specifically address involuntary conversions of operating properties, management believes that such conversions are, in substance, sales of property. Since the NAREIT definition of FFO excludes gains and losses on property sales, the reported gain on involuntary conversion has, likewise, been excluded from FFO.

A reconciliation between income before minority interest and FFO is as follows:

                                                               THREE MONTHS                  SIX MONTHS
                                                              ENDED JUNE 30,               ENDED JUNE 30,
                                                         -----------------------       -----------------------
(in $000's)                                                2003           2002           2003           2002
                                                         --------       --------       --------       --------
Income before minority interest                          $  3,651       $  5,306       $  8,574       $ 10,154
Gain on involuntary conversion                                 --             --           (621)            --
Real estate depreciation                                    5,903          5,293         11,294         10,522
                                                         --------       --------       --------       --------
Funds from operations                                    $  9,554       $ 10,599       $ 19,247       $ 20,676
                                                         ========       ========       ========       ========
OTHER DATA:
Net cash provided by operating activities                $ 15,669       $ 11,545       $ 26,121       $ 22,063
Net cash used in investing activities                    $(70,537)      $ (4,509)      $(77,139)      $ (7,067)
Net cash provided by (used in) financing activities      $ 54,914       $ (5,613)      $ 49,871       $(14,058)

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided unrestricted cash for the six months ended June 30, 2003 of $26,121,000 of which $16,162,000 was paid out in dividends and distributions.

During 2003, the Company will make capital improvements to certain properties. Capital improvements include expenditures that increase the value and extend the useful life of an asset as well as replacements of capital items. Expenditures for ordinary repairs and maintenance are expensed as incurred. Capital improvements of $13,085,000 ($859 per apartment home) were made during the six months ended June 30, 2003. Of this amount, $4,062,000 ($267 per apartment home) was considered to be of a normal, recurring nature. These capital expenditures generally relate to items having economic lives of 10 years or less and include the replacement of appliances, carpeting and tile plus other recurring capital expenditures such as landscaping, parking lot sealing and striping, HVAC equipment and various interior and exterior building improvement. The remaining $9,023,000 ($592 per apartment home) of capital improvements was considered to be non-recurring or revenue-enhancing in nature and generally relates either to
(i) items having economic lives of more than 10 years or (ii) renovation projects such as the modernization of kitchen and bathrooms, new building entrances and windows, new business and fitness centers, and the addition of new appliances such as washers and dryers. The Company finances its capital improvements through a revolving credit facility and working capital.

On April 30, 2003, the Company acquired two apartment communities containing a total of 405 apartment homes in Pikesville, Maryland, a Baltimore suburb, for approximately $64.3 million, including acquisition costs. The properties were acquired through an intermediary in anticipation of the completion of a like-kind exchange under Section 1031 of the Internal Revenue Code. The Company funded the acquisitions using its existing credit facilities.

The Company refinanced two of its properties with new mortgage debt aggregating $25.2 million. The loans, which bear interest at a weighted average rate of 4.15%, mature in April 2007 and the maturity may be extended to April 2008 at the Company's option.

In April 2003, the Company expanded its existing credit facility with Fannie Mae by $49.2 million to $488.2 million based upon increases in the valuation of the 35 properties in the collateral pool. This collateralized facility matures in 2008. At June 30, 2003, total outstanding borrowings, including amounts allocated to properties held for disposition, under the facility were $439,000,000. Of this amount, $300 million bears interest at a fixed rate of 6.91%. The remaining $139 million is outstanding at a weighted average variable rate of 1.86% at June 30, 2003 and can be converted to a fixed-rate term loan at the Company's option. The Company is a party to floating to fixed interest rate swaps that effectively fix the interest rate on $40 million of its floating rate debt, changing the weighted average rate at June 30, 2003 to 2.76%.

The Company has a $50 million bank line of credit. Advances under the line bear interest at 120 basis points over LIBOR and are due on demand. Up to $10 million of the line may be used for working capital purposes and $40 million may be used to fund acquisitions. In October 2002, the Company renewed this line of credit through October 2003 and, at the Company's option, the line may be extended through October 2004. As of June 30, 2003, $38,780,000 was outstanding under the line.

The following table sets forth certain information regarding the Company's outstanding indebtedness as of June 30, 2003:

                                               Amount in      % of      Interest
                                                 $000's       Debt      Rate (3)      Maturity
                                               ---------      ----      --------    ------------
Secured Debt:
 Fixed Rate Debt:
    Secured facility (1)(2)                    $ 320,140      60.2%       6.63%             2008
    Conventional mortgages                        76,110      14.2%       6.17%      2007 - 2009
                                               ---------     ------       -----
    Total fixed                                  396,250      74.4%       6.55%
 Floating Rate Debt:
    Revolving credit facility (1)(2)              89,798      16.9%       2.03%             2008
    Line of credit                                38,780       7.3%       2.52%        on demand
                                               ---------     ------       -----
    Total floating                               128,578      24.2%       2.17%
                                               ---------     ------       -----
Total Secured Debt:                              524,828      98.6%       5.39%
Unsecured Debt                                     7,000       1.4%       2.42%
                                               ---------     ------       -----
Total debt                                     $ 531,828     100.0%       5.31%
                                               =========     ======       =====

(1) The information shown for this debt gives effect to two interest rate swap agreements which have the effect of fixing the interest rate on $40 million of debt at approximately 4.57% from January 2003 to April 2007.

(2) The information shown excludes $29,062 of mortgage debt, of which $19,860 is fixed rate debt and $9,202 is floating rate debt, that had been allocated to properties held for disposition.

(3)   Weighted average

The Company's primary market risk exposure relates to changes in interest rates associated with the variable rate portion of its secured credit facility and its bank line of credit. Including amounts allocated to properties held for disposition, the Company had $137.8 million in variable rate debt outstanding at June 30, 2003. A hypothetical 100 basis point increase in interest rates for the remainder of the year over the rates in effect at June 30 would result in an increase of interest expense and a corresponding decrease in income before minority interest of approximately $284,000. This estimate incorporates only those exposures that exist as of June 30, 2003 and does not consider any increase or decrease to exposures that could arise after that date.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There were no significant changes in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Part II:  OTHER INFORMATION

Items 1 through 3 and Item 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on Wednesday, May 7, 2003. The Board of Trustees fixed the close of business on March 19, 2003 as the record date for the determination of shareholders entitled to notice of and to vote at the Annual Meeting and any adjournment thereof. The following Trustees were elected at the Annual Meeting, each to hold office until the next Annual Meeting of Shareholders and until his or her successor shall be elected and qualified, and the following votes were cast with respect to each nominee:

                                    For                Withheld Authority
                                ----------             ------------------
Harvey Schulweis                14,048,053                  1,323,585
Nancy Lerner Beck               14,023,890                  1,321,513
James H. Berick                 13,569,768                  1,801,870
H. Grant Hathaway               13,573,518                  1,798,120
Milton A. Wolf                  13,567,012                  1,804,626

Item 6 - Exhibits and Reports on Form 8-K

(a)          Exhibit
             Number                  Exhibit
             ------                  -------

              31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

              31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

              32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

              32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer


(b)      Reports on Form 8-K

         The Company filed a current report on Form 8-K under Item 2, dated April 30, 2003, regarding the acquisition of two apartment communities in Pikesville, Maryland.

         The Company filed a current report on Form 8-K/A under Items 2 and 7, dated April 30, 2003, regarding the acquisition of two apartment communities in Pikesville, Maryland that includes a Combined Statement of Certain Revenue and Certain Operating Expenses for the Berkshire Properties and The Town and Country Trust Consolidated Pro Forma Financial Statements (including the Consolidated Pro Forma Balance Sheet as of March 31, 2003; the Consolidated Pro Forma Statement of Operations for the three months ended March 31, 2003; and the Consolidated Pro Forma Statement of Operations for the year ended December 31, 2002).

         The Company furnished a current report on Form 8-K under Item 12, dated May 9, 2003, regarding the Company's first quarter 2003 financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


THE TOWN AND COUNTRY TRUST


Date:  August 14, 2003         /s/ Alan W. Lasker
       ------------------      -------------------------------------------------
                               Alan W. Lasker
                               Senior Vice President and Chief Financial Officer