Form 10-Q
period 2003-09-30
TOWN & COUNTRY TRUST
filed 2003-11-14
CIK 906110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 2003

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

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

                           Yes     X          No
                                 ----              ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes     X          No
                                 ----              ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

Common Shares of Beneficial Interest, $.01 par value 15,766,611 outstanding as of November 12, 2003.

                           THE TOWN AND COUNTRY TRUST
                                    FORM 10-Q
                                      INDEX

                                                                                                                           PAGE
                                                                                                                           ----

                PART I: FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements (Unaudited)

                      Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002.............................2

                      Consolidated Statements of Operations for the three and nine month periods ended
                      September 30, 2003 and 2002............................................................................3

                      Consolidated Statements of Cash Flows for the nine month periods ended
                      September 30, 2003 and 2002............................................................................4

                      Notes to Consolidated Financial Statements.............................................................5

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations.......................11

Item 3.         Quantitative and Qualitative Disclosures about Market Risk..................................................20

Item 4.         Controls and Procedures.....................................................................................20

                PART II: OTHER INFORMATION

Item 1.         Legal Proceedings...........................................................................................21
Item 2.         Changes in Securities and Use of Proceeds...................................................................21
Item 3.         Defaults Upon Senior Securities.............................................................................21
Item 4.         Submission of Matters to a Vote of Security Holders.........................................................21
Item 5.         Other Information...........................................................................................21
Item 6.         Exhibits and Reports on Form 8-K............................................................................21

Signature ..................................................................................................................23

                           THE TOWN AND COUNTRY TRUST
                           CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                                         2003               2002
                                                                                     -------------      ------------
ASSETS
Real estate held for investment:
   Land                                                                                $ 109,995         $  97,198
   Buildings and improvements                                                            729,833           608,000
   Other                                                                                   8,987             8,047
                                                                                       ---------         ---------
                                                                                         848,815           713,245
Less accumulated depreciation                                                           (276,996)         (261,221)
                                                                                       ---------         ---------
                                                                                         571,819           452,024

Real estate and other assets held for disposition                                         12,892            36,741
Cash and cash equivalents                                                                  4,350             2,641
Restricted cash                                                                            2,585             2,660
Deferred financing costs, net                                                              6,468             3,885
Other assets                                                                               9,363             5,833
                                                                                       ---------         ---------
   Total assets                                                                        $ 607,477         $ 503,784
                                                                                       =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Mortgage notes payable                                                                 $ 478,977         $ 445,478
5.375% Convertible Senior Notes                                                           74,750              --
Mortgage notes payable and other liabilities held for disposition                         21,399            47,607
Accrued interest                                                                           3,042             1,968
Accounts payable and other liabilities                                                    11,631             7,526
Security deposits                                                                          3,213             2,815
Minority interest                                                                          3,480              --
                                                                                       ---------         ---------
   Total liabilities                                                                     596,492           505,394

Shareholders' equity (deficit):
  Common shares of beneficial interest ($.01 par value), 500,000,000 shares authorized, 15,760,269 and 16,259,065 issued and outstanding at September
      30, 2003 and December 31, 2002                                                         158               163
   Additional paid-in capital                                                            314,699           326,789
   Distributions in excess of accumulated earnings                                      (297,788)         (323,541)
   Deferred compensation - restricted stock                                               (3,532)           (2,997)
   Other comprehensive loss                                                               (2,552)           (2,024)
                                                                                       ---------         ---------
     Total shareholders' equity (deficit)                                                 10,985            (1,610)
                                                                                       ---------         ---------
   Total liabilities and shareholders' equity (deficit)                                $ 607,477         $ 503,784
                                                                                       =========         =========

See accompanying notes.

                           THE TOWN AND COUNTRY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS                        NINE MONTHS
                                                                      ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                                     2003             2002             2003             2002
                                                                   --------         --------         --------         --------
REVENUE
Rental income                                                      $ 31,069         $ 29,042         $ 89,708         $ 85,537


EXPENSES
Operating expenses:
   Real estate taxes and insurance                                    3,294            3,078            9,687            8,405
   Utilities                                                          1,677            1,543            5,646            5,004
   Repairs and maintenance                                            4,236            3,698           11,662           10,304
   Marketing and advertising                                          1,110            1,051            3,240            3,218
   Other                                                              2,849            2,480            8,278            7,705
                                                                   --------         --------         --------         --------
   Total operating expenses                                          13,166           11,850           38,513           34,636

Real estate depreciation                                              5,549            4,672           15,867           14,197
Interest expense                                                      7,801            6,768           21,939           20,045
General and administrative                                            1,457            1,381            4,194            3,934
Other depreciation and amortization                                     174              164              528              508
                                                                   --------         --------         --------         --------
                                                                     28,147           24,835           81,041           73,320
                                                                   --------         --------         --------         --------
Income before discontinued operations and minority interest           2,922            4,207            8,667           12,217
Income allocated to minority interest from continuing
   operations                                                          (399)            (563)          (1,167)          (1,642)
Minority interest distribution (less than) in excess of
   earnings (Note 8)                                                  1,551             (201)             576             (201)
                                                                   --------         --------         --------         --------
  Income from continuing operations                                   4,074            3,443            8,076           10,374
                                                                   --------         --------         --------         --------

Income from discontinued operations before gain on sales
   of properties and minority interest                                  373            1,090            3,202            3,235
Gain on sales of properties                                          41,363             --             41,363             --
Income allocated to minority interest from discontinued
   operations                                                        (5,693)            (145)          (6,071)            (433)
                                                                   --------         --------         --------         --------
  Income from discontinued operations                                36,043              945           38,494            2,802
                                                                   --------         --------         --------         --------
Net income                                                         $ 40,117         $  4,388         $ 46,570         $ 13,176
                                                                   ========         ========         ========         ========

Basic earnings per share:
   Income from continuing operations                               $   0.26         $   0.21         $   0.51         $   0.65
   Income from discontinued operations                                 2.31             0.06             2.43             0.18
                                                                   --------         --------         --------         --------
   Net income                                                      $   2.57         $   0.27         $   2.94         $   0.83
                                                                   ========         ========         ========         ========
Diluted earnings per share:
   Income from continuing operations                               $   0.26         $   0.21         $   0.50         $   0.64
   Income from discontinued operations                                 2.26             0.06             2.38             0.17
                                                                   --------         --------         --------         --------
   Net income                                                      $   2.52         $   0.27         $   2.88         $   0.81
                                                                   ========         ========         ========         ========

Weighted average common shares outstanding - basic                   15,614           15,976           15,864           15,955
Dilutive effect of outstanding options and restricted
   shares                                                               319              242              281              248
                                                                   --------         --------         --------         --------
Weighted average common shares outstanding - diluted                 15,933           16,218           16,145           16,203
                                                                   ========         ========         ========         ========

Dividends declared and paid per share outstanding                  $   0.43         $   0.43         $   1.29         $   1.29
                                                                   ========         ========         ========         ========

See accompanying notes.

\

                           THE TOWN AND COUNTRY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            2003               2002
                                                                                        ------------     --------------
OPERATING ACTIVITIES
Net income                                                                               $  46,570         $  13,176
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                          17,221            15,240
     Depreciation and amortization from discontinued operations                              1,173             1,507
     Income allocated to minority interest                                                   6,662             2,276
     Gain on sales of properties                                                           (41,363)             --
     Amortization of deferred compensation                                                     644               442
     Changes in operating assets and liabilities:
       Decrease (increase) in restricted cash                                                   75              (150)
       Increase in other assets                                                             (3,313)           (1,457)
       Increase in accounts payable, other liabilities, accrued interest and
         security deposits                                                                   4,479             2,127
                                                                                         ---------         ---------
Net cash provided by operating activities                                                   32,148            33,161

INVESTING ACTIVITIES
Acquisition of operating properties                                                       (117,382)             --
Net proceeds from disposition of properties                                                 64,452              --
Capital expenditures, net                                                                  (19,680)          (17,075)
                                                                                         ---------         ---------
Net cash used in investing activities                                                      (72,610)          (17,075)

FINANCING ACTIVITIES
Net borrowings on mortgage notes payable                                                     7,860            27,713
Net payments on notes payable - unsecured                                                     --             (16,000)
Proceeds from issuance of Convertible Senior Notes                                          74,750              --
Payments of deferred financing costs                                                        (3,166)           (1,715)
Repurchase of common shares of beneficial interest                                         (14,999)             --
Proceeds from exercise of share options                                                      1,726               967
Dividends paid to shareholders                                                             (20,818)          (20,950)
Distributions to minority interest holders                                                  (3,182)           (3,181)
                                                                                         ---------         ---------
Net cash provided by (used in) financing activities                                         42,171           (13,166)
                                                                                         ---------         ---------
Increase in cash and cash equivalents                                                        1,709             2,920
Cash and cash equivalents at beginning of period                                             2,641             1,692
                                                                                         ---------         ---------
Cash and cash equivalents at end of period                                               $   4,350         $   4,612
                                                                                         =========         =========
Cash interest paid                                                                       $  21,911         $  21,966
                                                                                         =========         =========



See accompanying notes.

                           THE TOWN AND COUNTRY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of The Town and Country Trust (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") and, accordingly, do not include all of the information required by accounting principles generally accepted in the United States. Such financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position at September 30, 2003 and results of operations for the interim periods ended September 30, 2003 and 2002. Interim results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of results that may be expected for a full year. Certain previously reported amounts have been reclassified to conform to the current presentation. The accompanying financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as updated in its Form 8-K filed with the SEC on September 24, 2003.

2.  NEW ACCOUNTING STANDARDS

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which clarifies the accounting and reporting for derivative instruments, including derivative instruments that are embedded in contracts. This statement is effective for contracts entered into or modified after June 30, 2003. The Company's adoption of this pronouncement, effective July 1, 2003, did not have a material impact on the Company's financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for the classification and measurement of financial instruments that possess characteristics similar to both liability and equity instruments. SFAS No. 150 also addresses the classification of certain financial instruments that include an obligation to issues equity shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period commencing after June 15, 2003. The Company's adoption of this pronouncement, effective July 1, 2003, had no impact on the Company's financial condition or results of operations.

3.  ACQUISITIONS

On April 30, 2003, the Company acquired two apartment communities for approximately $64.3 million, including acquisition costs. The acquisitions were initially funded using the Company's existing credit facilities. The properties were acquired as part of a like-kind exchange under Section 1031 of the Internal Revenue Code (see Note 4).

On September 29, 2003, the Company acquired another apartment community containing 328 apartment homes in Herndon, Virginia, for approximately $53.0 million, including acquisition costs. The acquisition was initially funded using proceeds from the issuance of the Company's Convertible Senior Notes (see Note
6). The property was acquired through an intermediary in anticipation of the completion of a like-kind exchange under Section 1031 of the Internal Revenue Code (see Note 4).

The Company accounted for the acquisitions utilizing the purchase method, and accordingly, the results of the acquisition properties are included in the Company's results of operations from the date of acquisition. The Company allocated the purchase price to the acquired tangibles, consisting of land, building and improvements, and if material, identified intangible assets and liabilities of above/below market leases and at-market leases in place based on their fair values, as follows (in thousands):

Land                             $ 12,797
Building and improvements         103,743
Other                                 842
                                 --------
Total                            $117,382
                                 ========

The following unaudited pro forma results of operations of the Company reflect the acquisition of the three apartment communities as if these transactions had occurred on January 1, 2003 and 2002, respectively.

                                                  THREE MONTHS                      NINE MONTHS
                                               ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,

(in $000's, except per share data)             2003            2002            2003            2002
----------------------------------
Revenues                                   $  32,308       $  31,937       $  95,457       $  94,193
Net income                                 $  39,795       $   4,238       $  45,739       $  12,897
Income per share-basic                     $    2.55       $    0.27       $    2.88       $    0.81
Income per share-diluted                   $    2.50       $    0.26       $    2.83       $    0.80

4.  DISCONTINUED OPERATIONS

On July 31, 2003, the Company sold three apartment communities with 1,449 apartment homes for $64.4 million, net of disposition costs. The Company recorded a gain of $41.4 million for financial reporting purposes. In addition, in September 2003, the Company entered into a contract to sell two apartment communities with 876 apartment homes for $53.4 million. The sale of those communities occurred on November 5, 2003 and the Company expects to record a gain of approximately $38.0 million during the fourth quarter of 2003. The dispositions completed the like-kind exchange transactions as discussed in Note
2. The results of operations for these five apartment communities are presented in the accompanying Consolidated Statements of Operations as "Income from discontinued operations" and the assets and liabilities are included in "Real estate and other assets held for disposition" and "Mortgage notes payable and other liabilities held for disposition" on the Company's Balance Sheets.

The following is a summary of the income from discontinued operations for the three and nine months ended September 30, 2003 and 2002. The nine months ended September 30, 2003 includes a gain on involuntary conversion relating to a fire at one of the communities held for disposition.

                                                                    THREE MONTHS                       NINE MONTHS
                                                                ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
(in $000's)                                                    2003             2002             2003             2002
-----------                                                 --------         --------         --------         --------
Rental income                                               $  2,358         $  3,959         $ 10,533         $ 11,774
Operating expenses                                            (1,298)          (1,668)          (4,836)          (4,969)
Real estate depreciation                                        (198)            (510)          (1,173)          (1,507)
Gain on involuntary conversion                                  --               --                621             --
Gain on sales of properties                                   41,363             --             41,363             --
Interest expense                                                (489)            (691)          (1,943)          (2,063)
                                                            --------         --------         --------         --------
Income from discontinued operations, before minority
   interests                                                $ 41,736         $  1,090         $ 44,565         $  3,235
                                                            ========         ========         ========         ========

Assets and liabilities of the apartment communities held for disposition consisted of the following at September 30, 2003 (two apartment communities) and December 31, 2002 (five apartment communities).


                                                             SEPTEMBER 30,     DECEMBER 31,
(in $000's)                                                      2003             2002
-----------                                                  -------------     ------------

ASSETS
Land                                                            $   --           $  5,589
Building and improvements                                         36,436           84,190
Other                                                                210              441
Accumulated depreciation                                         (24,359)         (54,544)
Other assets                                                         605            1,065
                                                                --------         --------
Real estate and other assets held for disposition               $ 12,892         $ 36,741
                                                                ========         ========

LIABILITIES
Mortgage notes payable                                          $ 20,900         $ 46,539
Other liabilities                                                    499            1,068
                                                                --------         --------
Mortgage debt and other liabilities held for disposition        $ 21,399         $ 47,607
                                                                ========         ========

5.  MORTGAGE DEBT

In April 2003, the Company expanded its existing credit facility with Fannie Mae by $49.2 million to $488.2 million based upon increases in the valuation of the properties in the collateral pool. At September 30, 2003, $423.9 million was outstanding under this expanded facility. Also in April 2003, the Company refinanced two of its properties with new mortgage debt aggregating $25.2 million. The loans, which bear interest at a weighted average rate of 4.15%, mature in April 2007 and the maturity may be extended to April 2008 at the Company's option.

6.  5.375% CONVERTIBLE SENIOR NOTES

In August 2003, the Company sold $74.75 million aggregate principal amount of 5.375% Convertible Senior Notes due 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes mature on August 15, 2023 and are convertible into the Company's common shares under certain circumstances, including if the share price exceeds $30.61 for a specified period of time. The initial conversion rate of the notes is 39.20185 shares (equivalent to $25.51 per share) per $1,000 principal amount of notes. The conversion rate will be adjusted under certain circumstances, including stock splits, stock dividends and increases in the dividend rate over the current quarterly rate of $.43 per share. The notes are redeemable at the Company's option at any time on or after August 21, 2010 and are subject to repurchase at the option of the holder on August 15, 2008, August 15, 2010, August 15, 2013 and August 15, 2018, or upon the occurrence of certain events. The notes are unsecured and unsubordinated obligations of the Company. Concurrently with the offering, the Company used approximately $15.0 million of the proceeds to purchase and retire 646,800 of its common shares ($23.19 per share) in privately negotiated transactions.

7.  FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Certain Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities, an amendment of Statement 133", SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities, an amendment of Statement 133" and SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was adopted by the Company on January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring all derivative financial instruments to be carried in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedge transaction. For derivative financial instruments that qualify as cash flow hedges, changes in fair value of the derivative instrument are reported as a component of other comprehensive income with the corresponding offset to other assets and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. For hedges where a change in the fair value of the derivative exceeds the change in the fair value of the hedged item, the ineffective portion, if any, is recognized in other income/expense in current period earnings. The Company uses derivative financial instruments in the normal course of business to limit its exposure to fluctuations in interest rates. The Company does not enter into derivative instruments for speculative purposes.

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

The following table presents the fair value of outstanding derivative financial instruments, based on external market quotations as of September 30, 2003.

                                                                                            Contract
    Notional Amount        Fixed Rate          Type of Contract          Effective Date     Maturity         Fair Value
------------------------- -------------- --------------------------     ----------------- -------------- -------------------
   $   139,000,000             9.35%                 Cap                     April, 2002   April, 2007      $      155,000
   $    49,172,000             7.50%                 Cap                     April, 2003   April, 2007      $      123,000
   $   (40,000,000)            9.35%                 Cap                   January, 2003   April, 2007      $      (53,000)
   $    20,000,000             4.84%       Swap (Floating to Fixed)        January, 2003   April, 2007      $   (1,580,000)
   $    20,000,000             3.48%       Swap (Floating to Fixed)        January, 2003   April, 2007      $     (650,000)

The following is a summary of the derivative transactions for the three and nine months ended September 30, 2003 and 2002.

                                                                         THREE MONTHS                      NINE MONTHS
                                                                      ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
(in $000's)                                                          2003            2002             2003             2002
-----------                                                        --------        --------         --------         --------
Net Income                                                         $ 40,117        $  4,388         $ 46,570         $ 13,176
Other comprehensive income (loss)-unrealized gain (loss) on
     hedge instruments                                                  667          (1,739)            (528)          (1,892)
                                                                   --------        --------         --------         --------
Comprehensive Income                                               $ 40,784        $  2,649         $ 46,042         $ 11,284
                                                                   ========        ========         ========         ========

Adjustment to net income related to the ineffective portion
      of hedge instruments                                      $        25      $       (41)       $     24         $    (45)

The Company expects to reclassify $1,190,000 of unrealized losses into earnings in the next twelve months.

8.  STOCK BASED COMPENSATION

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

In 1993 and 1997, the Company established long-term incentive plans for the purpose of attracting and retaining executive officers, other key employees and non-employee trustees (the "Plans"). The Plans provide for the granting of restricted shares and share options (incentive and non-qualified) to purchase up to 1,950,000 common shares at prices not less than the fair market value at the date of grant. During the nine months ended September 30, 2003, 8,000 options were granted at an option price of $21.28.

Pro forma information regarding net income and earnings per share as required by Statement 148, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement, is set forth in the table below:

                                                                          THREE MONTHS                     NINE MONTHS
                                                                       ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
(in $000's, except per share information)                             2003             2002           2003            2002
-----------------------------------------                        ---------------- --------------- -------------- ----------------
Net income, as reported                                            $40,117              $4,388         $46,570        $13,176
Add:  Total stock compensation expense included in reported net
      income                                                           228                 154             644            442
Less: Total stock based compensation expense determined under
      the fair value method for all awards                            (253)               (178)           (718)          (511)
                                                                 ---------------- --------------- -------------- ----------------
Pro forma net income                                               $40,092              $4,364         $46,496        $13,107
                                                                 ================ =============== ============== ================

Earnings per share:
    Basic, as reported                                             $  2.57              $ .27          $  2.94        $   .83
    Basic, pro forma                                               $  2.57              $ .27          $  2.93        $   .82
    Diluted, as reported                                           $  2.52              $ .27          $  2.88        $   .81
    Diluted, pro forma                                             $  2.52              $ .27          $  2.88        $   .81

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

9. DISTRIBUTIONS TO MINORITY INTEREST (LESS THAN) IN EXCESS OF EARNINGS In 2002, the amount reported under the caption "Minority interest" in the accompanying Balance Sheet was reduced to zero. Accounting principles generally accepted in the United States require that, for financial reporting purposes, an additional allocation of income be made to the minority interest account in an amount necessary to keep such balance from falling below zero since there is no requirement for the unit holders to make additional contributions. During the third quarter of 2003, earnings were in excess of distributions to the minority interests and, therefore, the Company reallocated the $1,551,000 that had previously been so allocated to the minority interests.

10.  SUBSEQUENT EVENTS

On November 5, 2003, the Board of Trustees declared a regular quarterly dividend of $.43 per share (approximately $6.8 million). The dividend will be paid on December 10, 2003 to shareholders of record as of November 21, 2003. Concurrent with the payment of the dividend, a $1.1 million limited partnership distribution will be made to the minority interest holders.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


OVERVIEW

The following discussion is based primarily on the unaudited consolidated financial statements of the Company as of September 30, 2003 and for the three- and nine-month periods ended September 30, 2003 and 2002. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

Impairment of Real Estate Assets
--------------------------------
The Company periodically evaluates its apartment communities for potential impairment indicators. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the apartment communities. Future events could cause management to conclude that impairment indicators exist and that the Company's portfolio of apartment communities is impaired. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations.

Real Estate
-----------
The Company capitalizes expenditures made to acquire new assets, substantially improve the value of an existing asset or extend its useful life. Any expenditure to repair or maintain an existing asset in normal operating condition is expensed as incurred.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. In assessing estimated useful lives, the Company makes assumptions based on historical experience acquired from both within and outside the Company.

The Company accounts for the acquisitions utilizing the purchase method, and accordingly, the results of the acquisition properties are included in the Company's results of operations from the data of acquisition. The Company allocates the purchase price to the acquired tangibles, consisting of land, building and improvements and if material, identified intangible assets and liabilities of above/below market leases and at-market leases in place based on their fair values.

Revenue Recognition
-------------------

Revenues from rental property are recognized when due from tenants. Leases are generally for terms of one year or less.

Hedge Accounting
----------------

The Company carries all derivative financial instruments as assets or liabilities on its balance sheets at fair value. Changes in fair value of these instruments, which qualify as cash flow hedges, are recorded as a component of other comprehensive income (loss). Any ineffective portion of the change in value is recorded to current period earnings.

RESULTS OF OPERATIONS

The Company's results include the results of both continuing and discontinued operations. Discontinued operations reflect operations at two apartment communities (876 apartment homes) that were under contract for sale at September 30, 2003 and three apartment communities (1,449 apartment homes) that were sold in July 2003. Results from these properties are reflected in the caption "Income from Discontinued Operations" in the accompanying statement of operations. The Company's results from continuing operations consist of both "Same Store" results and results from new acquisitions. "Same Store" results reflect results from 12,912 apartment homes owned and operated throughout both 2002 and 2003. Results from new acquisitions include results from two apartment communities (405 apartment homes) acquired in April 2003, plus a third apartment community (328 apartment homes) acquired in September 2003.

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Net income for the three months ended September 30, 2003 was $40,117,000 or $2.52 per diluted share, an increase of $35,729,000 from $4,388,000 or $.27 per diluted share for the three months ended September 30, 2002. Included in net income is a $35,720,000 gain, net of minority interest, resulting from the sale of three properties in July 2003. The increase in operating and other expenses exceeded the increase in rental income for the period, despite the acquisition of three properties, resulting in a decrease in income before discontinued operations and minority interest. The increase in expenses was primarily attributable to an increase in interest costs related to additional borrowings, increased landscaping and grounds maintenance, increased payroll related expenses and an increase in real estate taxes offset by a decrease in insurance expense. The increase in expenses was offset by the reallocation of additional income to minority interests in prior periods as discussed below.

CONTINUING OPERATIONS

Same Store Communities

Operating results for the Same Store communities are set forth in the table below:

                                THREE MONTHS ENDED SEPTEMBER 30,
(in $000's)                   2003           2002          CHANGE
-----------                 -------        -------        -------
Rental revenue              $29,492        $29,042        $   450
Operating expenses           12,420         11,850            570
                            -------        -------        -------
Net operating income        $17,072        $17,192        $  (120)
                            =======        =======        =======

A reconciliation between net income and Same Store net operating income is as follows:

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
(in $000's)                                         2003             2002
-----------                                      --------         --------
Same Store net operating income                  $ 17,072         $ 17,192
Less:
   Real estate depreciation                         5,549            4,672
   Interest expense                                 7,801            6,768
   General and administrative                       1,457            1,381
   Other depreciation and amortization                174              164
   Income from discontinued operations            (41,736)          (1,090)
   Net operating income from acquisitions            (831)            --
   Income allocated to minority interest            4,541              909
                                                 --------         --------
Net income                                       $ 40,117         $  4,388
                                                 ========         ========

Same Store rental income for the second quarter grew by $450,000 or 1.5%, reflecting an average rental rate increase (after concessions) of 1.3% and a 0.1% (10 basis point) decrease in physical occupancy to 94.2%. Occupancy and average rent statistics for the Company's Same Store operating markets are as follows:

                                        % OF              AVERAGE MONTHLY RENT                    OCCUPANCY
                                     PORTFOLIO (1)     2003      2002       CHANGE        2003      2002      CHANGE
                                     ------------    --------- ---------- ----------    --------- ---------- ----------
Baltimore, Maryland                      35.6%       $   738   $   708       4.2%         94.1%     94.8%      (0.7)%
Metropolitan Washington DC
   Northern Virginia                     14.1%         1,027     1,053      (2.5)%        96.2%     94.5%       1.7%
   Maryland Suburbs                       9.6%           906       879       3.1%         94.7%     94.3%       0.4%
Pennsylvania                             16.1%           642       635       1.1%         95.1%     95.7%      (0.6)%
Orlando, Florida                          7.2%           717       718      (0.1)%        92.8%     93.2%      (0.4)%
Sarasota/Bradenton, Florida               5.7%           738       742      (0.5)%        92.8%     91.5%       1.3%
Charlotte, North Carolina                 4.5%           682       714      (4.5)%        86.5%     88.7%      (2.2)%
Newark, Delaware                          3.8%           889       869       2.3%         94.7%     93.9%       0.8%
Palm Beach Gardens, Florida               3.4%           902       895       0.8%         93.0%     96.3%      (3.3)%
                                     ------------    --------- ---------- ----------    --------- ---------- ----------
    Same Store Total                    100.0%       $   787   $   777       1.3%         94.2%     94.3%      (0.1)%
                                     ============    ========= ========== ==========    ========= ========== ==========

       (1) Based on number of Same Store apartment homes

Total Same Store operating expenses increased 4.8% or $570,000 to $12,420,000 from $11,850,000 in 2002. Third quarter operating expenses reflect an increase in repairs and maintenance of $293,000, or 7.9%, an increase of $180,000 in payroll and related expenses as a result of lower associate turnover and a $74,000 increase in grounds maintenance, primarily landscaping. The Company realized a 14.7% reduction in insurance premiums with only modest increases in deductibles associated with its July 1, 2003 insurance program renewal. However, this reduction was negated by increased real estate taxes in certain of the Company's markets. All remaining operating expenses increased by $277,000 or 3.4%. As a result, Same Store net operating income (i.e., rental income less operating expenses) declined by $120,000 or 0.7% to $17,072,000 from $17,192,000.

Acquisitions

During the third quarter of 2003, the three acquired communities experienced occupancy of 92.4% and contributed rental income of $1,577,000, operating expenses of $746,000, and net operating income of $831,000.

INTEREST EXPENSE

During the third quarter of 2003, the Company issued $74,750,000 of 5.375% Convertible Senior Notes due 2023. Interest expense related to the notes was $536,000 during the current quarter. Other interest expense increased $497,000 or 7.3% to $7,265,000 from $6,768,000 last year. The increase reflects an increase in the average amount of outstanding debt attributable to continuing operations during the quarter to $496.4 million versus $434.4 million during the third quarter last year, primarily as a result of borrowings incurred in connection with the 2003 acquisitions and with the funding of the Company's ongoing capital improvement program. During the current quarter the weighted average interest rate attributable to the Company's average amount of continuing debt outstanding, excluding the Convertible Senior Notes, was 5.73% compared to 6.10% for the third quarter last year.

DISCONTINUED OPERATIONS

For the third quarter 2003, income from discontinued operations was $36,043,000 compared to $945,000 for the third quarter last year. The income from discontinued operations for the third quarter 2003 includes a $35,720,000 gain, net of minority interest of $5,643,000, related to the sale of three apartment communities containing 1,449 apartment homes in the Baltimore, Maryland suburbs.

DISTRIBUTIONS TO MINORITY INTEREST (LESS THAN) IN EXCESS OF EARNINGS

Accounting principles generally accepted in the United States require that, for financial reporting purposes, an additional allocation of income be made to the minority interest account in an amount necessary to keep such balance from falling below zero since there is no requirement for the unit holders to make additional contributions. During the third quarter of 2003, earnings were in excess of distributions to minority interests and, therefore, the Company reallocated the $1,551,000 that had previously been so allocated to the minority interests.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Net income for the nine months ended September 30, 2003 was $46,570,000 or $2.88 per diluted share, an increase of $33,394,000 from $13,176,000 or $.81 per diluted share for the nine months ended September 30, 2002. Included in net income is a $35,720,000 gain, net of minority interest, resulting from the sale of three Baltimore apartment communities sold in July 2003. The increase in expenses exceeded the increase in rental income for the period, despite the acquisition of three properties, resulting in a decrease in income before discontinued operations and minority interest. The increase in expenses was primarily attributable to an increase in interest costs related to additional borrowings, abnormally high weather related expenses associated with the harsh winter of 2003, significantly higher energy costs, principally associated with increased natural gas rates, and significantly increased insurance costs related to the 2002 annual renewal of the Company's insurance program. The increase in expenses was offset by the recapture of additional allocations of income to minority interests in prior periods as discussed below.

CONTINUING OPERATIONS

Same Store Communities

Operating results for the Same Store communities are set forth in the table below:

                                 NINE MONTHS ENDED SEPTEMBER 30,
(in $000's)                   2003           2002          CHANGE
-----------                 -------        -------        -------
Rental revenue              $87,080        $85,537        $ 1,543
Operating expenses           37,408         34,636          2,772
                            -------        -------        -------
Net operating income        $49,672        $50,901        $(1,229)
                            =======        =======        =======

A reconciliation between net income and Same Store net operating income is as follows:

                                                      NINE MONTHS ENDED
                                                       SEPTEMBER 30,
(in $000's)                                        2003             2002
-----------                                     --------         --------
Same Store net operating income                 $ 49,672         $ 50,901
Less:
  Real estate depreciation                        15,867           14,197
  Interest expense                                21,939           20,045
  General and administrative                       4,194            3,934
  Other depreciation and amortization                528              508
  Income from discontinued operations            (44,565)          (3,235)
  Net operating income from acquisitions          (1,523)            --
  Income allocated to minority interest            6,662            2,276
                                                --------         --------
Net income                                      $ 46,570         $ 13,176
                                                ========         ========

Same Store rental income for the nine months ended grew by $1,543,000 or 1.8%, reflecting average rental rate increases (after concessions) of 1.7% and a 0.1% (10 basis point) decrease in physical occupancy to 93.2%. Occupancy and average rent statistics for the Company's operating markets are as follows:

                                        % OF              AVERAGE MONTHLY RENT                    OCCUPANCY
                                     PORTFOLIO (1)     2003      2002       CHANGE        2003      2002      CHANGE
                                     ------------    --------- ---------- ----------    --------- ---------- ----------
Baltimore, Maryland                      35.6%       $   729   $   698       4.4%         93.1%     93.9%      (0.8)%
Metropolitan Washington DC
   Northern Virginia                     14.1%         1,035     1,045      (1.0)%        94.1%     93.0%       1.1%
   Maryland Suburbs                       9.6%           905       862       5.0%         92.8%     93.6%      (0.8)%
Pennsylvania                             16.1%           635       632       0.5%         94.4%     94.2%       0.2%
Orlando, Florida                          7.2%           715       719      (0.6)%        91.2%     91.1%       0.1%
Sarasota/Bradenton, Florida               5.7%           743       747      (0.5)%        93.1%     93.0%       0.1%
Charlotte, North Carolina                 4.5%           685       739      (7.3)%        88.0%     87.5%       0.5%
Newark, Delaware                          3.8%           878       855       2.7%         95.1%     94.6%       0.5%
Palm Beach Gardens, Florida               3.4%           900       879       2.4%         94.3%     95.4%      (1.1)%
                                     ------------    --------- ---------- ----------    --------- ---------- ----------
    Same Store Total                    100.0%       $   783   $   770       1.7%         93.2%     93.3%      (0.1)%
                                     ============    ========= ========== ==========    ========= ========== ==========

       (1) Based on number of Same Store apartment homes

Total operating expenses for the nine months ended September 30, 2003 increased 8.0% or $2,772,000 to $37,408,000. Nine month operating expenses reflect an increase in real estate taxes and insurance of $953,000, or 11.3%, $637,000 of the increase is insurance expense related to the cost of the Company's 2002-2003 insurance program, and a remaining $316,000 increase in real estate taxes in certain of the Company's markets. Repairs and maintenance also increased $1,004,000, or 9.7%, as the Company experienced approximately $382,000 in increased payroll and snow removal cost related to the record snow experienced on the East Coast. An additional $497,000 of the increase reflects increased payroll and related expenses associated with higher staffing levels, lower associate turnover and other increased benefit costs. The harsh weather during the early months of 2003 and rising natural gas prices also adversely affected the Company's utility costs, which increased $573,000 or 11.5%, for the nine months ended September 30, 2003. As a result, Same Store net operating income (i.e., rental income less operating expenses) decreased $1,229,000 or 2.4% to $49,672,000 from $50,901,000.

Acquisitions

For the nine months ended September 30, 2003, the three acquired communities experienced occupancy of 92.9% and contributed rental income of $2,628,000, operating expenses of $1,105,000, net operating income of $1,523,000.

INTEREST EXPENSE

During the third quarter of 2003, the Company issued $74,750,000 of 5.375% Convertible Senior Notes due 2023. Interest expense related to the notes was $536,000 during the nine months. Other interest expense for the nine months ended September 30, 2003 increased $1,358,000 or 6.8% to $21,403,000 from
$20,045,000 last year. The increase reflects an increase in the average amount of outstanding debt attributable to continuing operations during the nine months to $471.4 million versus $431.3 million during the same nine months last year primarily as a result of borrowings incurred in connection with the 2003 acquisitions and with the funding of the Company's ongoing capital improvement program. During the nine months ended September 30, 2003, the weighted average interest rate attributable to the Company's average amount of continuing debt outstanding was 5.76% compared to 6.07% for the nine months ended September 30, 2002.

DISCONTINUED OPERATIONS

For the nine months ended September 30, 2003, income from discontinued operations was $38,494,000, compared to $2,802,000 for the nine months last year. The income from discontinued operations for the nine months 2003 includes a $35,720,000 gain, net of minority interest of $5,643,000, related to the sale of three apartment communities containing 1,449 apartment homes in the Baltimore, Maryland suburbs. It also includes a gain on involuntary conversion related to a fire at one of the communities held for disposition.

DISTRIBUTIONS TO MINORITY INTEREST (LESS THAN) IN EXCESS OF EARNINGS

Accounting principles generally accepted in the United States require that, for financial reporting purposes, an additional allocation of income be made to the minority interest account in an amount necessary to keep such balance from falling below zero since there is no requirement for the unit holders to make additional contributions. During the third quarter of 2003, earnings were in excess of distributions, and therefore, the Company reallocated the $1,551,000 that had previously been so allocated to the minority interest.

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

A reconciliation between net income and FFO is as follows:

                                                                  THREE MONTHS                       NINE MONTHS
                                                               ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
(in $000's)                                                   2003             2002             2003             2002
-----------                                                --------         --------         --------         --------
Net income                                                 $ 40,117         $  4,388         $ 46,570         $ 13,176
Income allocated to minority interests                        4,541              909            6,662            2,276
Gain on involuntary conversion                                 --               --               (621)            --
Gain on sales of properties                                 (41,363)            --            (41,363)            --
Real estate depreciation                                      5,746            5,182           17,040           15,704
                                                           --------         --------         --------         --------
Funds from operations                                      $  9,041         $ 10,479         $ 28,288         $ 31,156
                                                           ========         ========         ========         ========
OTHER DATA:
Net cash provided by operating activities                  $  6,027         $ 11,098         $ 32,148         $ 33,161
Net cash provided by (used in) investing activities        $  4,529         $(10,008)        $(72,610)        $(17,075)
Net cash (used in) provided by financing activities        $ (7,700)        $    892         $ 42,171         $(13,166)

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided unrestricted cash for the nine months ended September 30, 2003 of $32,148,000 of which $24,000,000 was paid out in dividends and distributions.

The Company makes capital improvements to certain of its properties. These capital improvements include expenditures that increase the value and extend the useful life of an asset as well as replacements of capital items. Expenditures for ordinary repairs and maintenance are expensed as incurred. Capital improvements of $19,978,000 ($1,333 per apartment home) were made during the nine months ended September 30, 2003. Of this amount, $6,189,000 ($413 per apartment home) was considered to be of a normal, recurring nature. These capital expenditures generally relate to items having economic lives of 10 years or less and include the replacement of appliances, carpeting and tile plus other recurring capital expenditures such as landscaping, parking lot sealing and striping, HVAC equipment and various interior and exterior building improvements. The remaining $13,789,000 ($920 per apartment home) of capital improvements was considered to be non-recurring or revenue-enhancing in nature and generally relates either to (i) items having economic lives of more than 10 years or (ii) renovation projects such as the modernization of kitchen and bathrooms, new building entrances and windows, new business and fitness centers, and the addition of new appliances such as washers and dryers. The Company finances its capital improvements through a revolving credit facility and working capital.

On April 30, 2003, the Company acquired two apartment communities containing a total of 405 apartment homes in Pikesville, Maryland, a Baltimore suburb, for approximately $64.3 million, including acquisition costs. The properties were acquired through an intermediary in anticipation of the completion of a like-kind exchange under Section 1031 of the Internal Revenue Code. The Company funded the acquisitions using its existing credit facilities during the period the properties were held with the intermediary. That exchange was completed on July 31, 2003 with the sale of three apartment communities in the Baltimore suburbs containing 1,449 apartment homes for $64.4 million, net of disposition costs and the acquisition properties were substituted as collateral in the Fannie Mae credit facility.

In April 2003, the Company refinanced two of its properties with new mortgage debt aggregating $25.2 million. The loans, which bear interest at a weighted average rate of 4.15%, mature in April 2007 and the maturity may be extended to April 2008 at the Company's option.

In April 2003, the Company expanded its existing credit facility with Fannie Mae by $49.2 million to $488.2 million based upon increases in the valuation of the properties in the collateral pool. This collateralized facility matures in 2008. At September 30, 2003, total outstanding borrowings, including amounts allocated to properties held for disposition, under the facility were $423.9 million. Of this amount, $300 million bears interest at a fixed rate of 6.91%. The remaining $123.9 million is outstanding at a weighted average variable rate of 1.83% at September 30, 2003 and can be converted to a fixed-rate term loan at the Company's option. The Company is a party to floating to fixed interest rate swaps that effectively fix the interest rate on $40 million of its floating rate debt, changing the weighted average rate at September 30, 2003 to 2.84%.

The Company has a $50 million bank line of credit. Advances under the line bear interest at 120 basis points over LIBOR and are due on demand. Up to $10 million of the line may be used for working capital purposes and $40 million may be used to fund acquisitions. In October 2003, the Company renewed this line of credit through October 2004 and, at the Company's option, the line may be extended through October 2005. As of September 30, 2003, no amounts were outstanding under the line.

In August 2003, the Company sold $74.75 million aggregate principal amount of 5.375% Convertible Senior Notes due 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes mature on August 15, 2023 and are convertible into the Company's common shares under certain circumstances, including if the share price exceeds $30.61 for a specified period of time. The initial conversion rate of the notes is 39.20185 shares (equivalent to $25.51 per share) per $1,000 principal amount of notes. The conversion rate will be adjusted under certain circumstances, including stock splits, stock dividends and increases in the dividend rate over the current quarterly rate of $.43 per share. The notes are redeemable at the Company's option at any time on or after August 21, 2010 and are subject to repurchase at the option of the holder on August 15, 2008, August 15, 2010, August 15, 2013 and August 15, 2018, or upon the occurrence of certain events. The notes are unsecured and unsubordinated obligations of the Company. Concurrently with the offering, the Company used approximately $15.0 million of the proceeds to purchase and retire 646,800 of its common shares ($23.19 per share) in privately negotiated transactions.

On September 29, 2003, the Company acquired an apartment community containing 328 apartment homes in Herndon, Virginia, for approximately $53.0 million, including acquisition costs. The property was acquired through an intermediary in anticipation of the completion of a like-kind exchange under Section 1031 of the Internal Revenue Code. The Company funded the acquisition using proceeds from the issuance of its Convertible Senior Notes and during the period the property was held with the intermediary. That exchange was completed on November 5, 2003 with the sale of two apartment communities in the Baltimore suburbs containing 876 apartment homes for $53.4 million and the acquisition property was substituted as collateral in the Fannie Mae credit facility.

The following table sets forth certain information regarding the Company's outstanding indebtedness as of September 30, 2003:


                                            Amount in          % of         Interest
                                             $000's            Debt           Rate (3)   Maturity
                                           ----------         -----        -----------  -----------
Secured Debt:
 Fixed Rate Debt:
    Secured facility (1)(2)                 $325,210           58.7%          6.63%            2008
    Conventional mortgages                    75,953           13.7%          6.17%     2007 - 2009
                                            --------          -----           ----
    Total fixed                              401,163           72.4%          6.55%
 Floating Rate Debt:
    Revolving credit facility (1)(2)          77,814           14.1%          2.02%            2008
                                            --------          -----           ----
    Total floating                            77,814           14.1%          2.02%
                                            --------          -----           ----
Total Secured Debt:                          478,977           86.5%          5.54%
5.375% Convertible Senior Notes               74,750           13.5%          5.375%           2023
                                            --------          -----           ----
Total debt                                  $553,727          100.0%          5.79%
                                            ========          =====           ====

(1) The information shown for this debt gives effect to two interest rate swap agreements, which have the effect of fixing the interest rate on $40 million of debt at approximately 4.57% from January 2003 to April 2007.

(2) The information shown excludes $20,900,000 of mortgage debt, of which $14,790,000 is fixed rate debt and $6,110,000 is floating rate debt, that had been allocated to properties held for disposition.

(3)   Weighted average

The Company's primary market risk exposure relates to changes in interest rates associated with the variable rate portion of its secured credit facility and its bank line of credit. Including amounts allocated to properties held for disposition and giving effect to the interest rate swap agreements, the Company had $83.9 million in variable rate debt outstanding at September 30, 2003. A hypothetical 100 basis point increase in interest rates for the remainder of the year over the rates in effect at September 30 would result in no change of interest expense or in income before minority interest because the next interest reset date is January 1, 2004. This analysis incorporates only those exposures that exist as of September 30, 2003 and does not consider any increase or decrease to exposures that could arise after that date.

Management believes that the Company has and will have access to the capital resources necessary to expand and develop its business. The Company expects that adequate cash will be available to fund its operating and administrative expenses, capital expenditures, debt service obligations and payments of dividends in the foreseeable future.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

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

There have been no material changes to the Company's exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2002 and as updated in its Form 8-K filed with the SEC on August 24, 2003.

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There were no significant changes in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Part II:  OTHER INFORMATION

Items 1 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)          Exhibit
             Number        Exhibit
             =======       =======

                4.1        Indenture, dated as of August 4, 2003, between The Town and Country Trust and
                           The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the
                           Registrant's Registration Statement on Form S-3 (File No. 333-109157) as filed with the Commission on September 26, 2003)

                4.2        Form of 5.375% Convertible Senior Notes due 2023 (included in Exhibit 4.1)
                           (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement
                           on Form S-3 (File No. 333-109157) as filed with the Commission on September 26,
                           2003)

                4.3        Registration Rights Agreement, dated as of August 4, 2003, between The Town and Country Trust and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-3 (File No. 333-
                           109157) as filed with the Commission on September 26, 2003)

                31.1       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief
                           Executive Officer

                31.2       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief
                           Financial Officer

                32.1       Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

                32.2       Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

(b)          Reports on Form 8-K
             -------------------

The Company furnished to the Commission a Current Report on Form 8-K, dated July 24, 2003, reporting under Item 12 the Company's announcement of its financial results for the quarter ended June 30, 2003.

The Company filed a Current Report on Form 8-K, dated July 28, 2003, reporting under Item 5 the Company's announcement of its planned private offering of Convertible Senior Notes and reporting under Item 9 the Company's announcement that its Board of Trustees had authorized a share repurchase program.

The Company filed a Current Report on Form 8-K, dated July 29, 2003, reporting under Item 5 the Company's announcement of its agreement to sell Convertible Senior Notes.

The Company filed a Current Report on Form 8-K, dated August 4, 2003, reporting under Item 5 the Company's announcement that it had sold three Baltimore, Maryland apartment communities.

The Company filed a Current Report on Form 8-K, dated August 13, 2003, reporting under Item 2 the Company's sale of three apartment communities known as the Charlesmont Apartments, the Woodmoor Apartments and the Foxhaven Apartments in Baltimore County, Maryland and reporting under Item 7 certain financial information about the Company, including a Consolidated Pro Forma Balance Sheet, a Consolidated Pro Forma Statement of Operations for the three months ended March 31, 2003 and a Consolidated Pro Forma Statement of Operations for the year ended December 31, 2002 giving effect to the disposition.

The Company filed a Current Report on Form 8-K, dated September 5, 2003, reporting under Item 5 the Company's announcement of its sale of additional Convertible Senior Notes.

The Company filed a Current Report on Form 8-K, dated September 24, 2003, reporting under Item 5 the amendment of Item 6 (Selected Financial Data), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements) of its Annual Report on Form 10-K for the year ended December 31, 2002 to reflect the disposition of three apartment communities as discontinued operations.

The Company filed a Current Report on Form 8-K, dated September 25, 2003, reporting under Item 7 the Company's Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2003 and the year ended December 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TOWN AND COUNTRY TRUST


     Date:  November 14, 2003            /s/ Alan W. Lasker
            -----------------            ---------------------------------------------------------
                                         Alan W. Lasker
                                         Senior Vice President and Chief Financial Officer
                                         (Duly authorized signatory of The Town and Country Trust)