Form 10-K
period 2003-12-31
TOWN & COUNTRY TRUST
filed 2004-03-15
CIK 906110

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended December 31, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                    to
                               ------------------    ------------------

Commission File No. 001-12056

                           THE TOWN AND COUNTRY TRUST
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         MARYLAND                                       52-6613091
--------------------------------------     -------------------------------------
(State or Other Jurisdiction                (IRS Employer Identification Number)
of Incorporation or Organization)

100 S. Charles Street
Baltimore, Maryland                                     21201
---------------------------------------    -------------------------------------
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

                       [Cover Continued on Following Page]

                      [Cover Continued From Previous Page]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]


Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2003: $379,912,719.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practical date:

         17,416,797 Common Shares of Beneficial Interest, $.01 Par Value, at March 8, 2004

                       DOCUMENTS INCORPORATED BY REFERENCE

                                           Part of Form 10-K Document
         Document                            In Which Incorporated
         --------                          -----------------------------
Portions of the Registrant's                        I and III
Notice of Annual Meeting and
Proxy Statement for the annual
meeting of shareholders to be
held on May 5, 2004

None of the Report of the Compensation Committee of the Board of Trustees on Executive Compensation, the Audit Committee Report or the Performance Graph contained in the Registrant's Notice of Annual Meeting and Proxy Statement for the annual meeting of shareholders to be held on May 5, 2004 shall be deemed incorporated by reference herein.

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

The Registrant, The Town and Country Trust (the "Trust" and, together with its consolidated subsidiaries and other controlled entities, the "Company"), is a self administered and self managed real estate investment trust ("REIT"), organized in Maryland in 1993. The Company operates in one industry segment, the ownership and operation of multifamily apartment communities. The Trust conducts substantially all of its operations through its operating partnership, The TC Operating Limited Partnership (the "Operating Partnership"), in which it holds an 88% general partnership interest at March 8, 2004. The remaining 12% limited partnership interest in the Operating Partnership is held by certain of the indirect predecessor owners of the Company's original 26 properties, including the estate of the late Alfred Lerner, the Trust's former Chairman, and Harvey Schulweis, the Trust's Chairman of the Board, President and Chief Executive Officer. At December 31, 2003, the Company owned 38 apartment communities (the "Properties") with 13,065 apartment units located in selected markets in the Mid-Atlantic and Florida that were held for investment. The Company also owned 2 apartment communities with 580 units in Charlotte, North Carolina that were held for sale at December 31, 2003.

The Company's headquarters are located at 100 South Charles Street, Suite 1700, Baltimore Maryland 21201 and its telephone number is (410) 539-7600.

The Registrant makes available free of charge, through its website (www.tctrust.com), its reports on Form 10-K, 10-Q and 8-K as soon as practicable after such material is electronically filed with the Securities and Exchange Commission.

The Company's objective is to continue to be a significant owner of middle-income apartment communities in selected markets in the Mid-Atlantic and Southeast regions of the United States. The Company seeks to own and operate apartment communities in markets that it believes will achieve acceptable population and employment growth and in other markets it considers to have high barriers to entry. At December 31, 2003, approximately 37% of the Company's apartments were located in the greater Baltimore metropolitan area and an additional 25% were located in the greater Washington, D.C. metropolitan area. The Company seeks to acquire additional apartment communities in its operating region, particularly in the greater Washington, D.C. and Baltimore metropolitan areas, and in Florida.

In fiscal 2003, the Company acquired three apartment communities, comprising 733 units, for an aggregate consideration of $117.4 million, including acquisition costs. Two of those acquisitions were funded using borrowings under the Company's lines of credit. The third acquisition was funded with proceeds generated from the Company's recent sale of its 5.375% Convertible Senior Notes due 2023 in August and September of 2003. Each of the acquisitions was structured to qualify under the "like-kind exchange" provisions of Section 1031 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations thereunder (the "Tax Laws"). In that regard, the Company identified and sold five apartment communities in fiscal 2003, termed "relinquished properties," within the time periods specified in the applicable Tax Laws, comprising 2,325 units, for an aggregate consideration of $117.2 million, including disposition costs.

The Company continues to seek new investment opportunities that meet its investment criteria. While the Company prefers investments within its operating region, it also will consider acquisitions beyond its existing markets if, among other things, they are large enough to support the overhead associated with establishing and maintaining dedicated regional and/or district offices. The Company prefers acquisitions in markets with long-term stability, reasonably high barriers to entry and the potential for establishing a meaningful ownership position over time.

The Company continues to implement an ongoing program of reinvesting significant capital in its existing portfolio. During 2003, the Company continued renovations to five of its communities containing 2,901 units. The renovations include the installation of new kitchens and baths, washers and dryers, new entranceways and windows. In addition, at one of these communities a brand new clubhouse is being constructed. Renovations at 507 units were completed during 2003 bringing the total units completed to date to 750.

PROPERTY MANAGEMENT

The Company manages each of its apartment communities through the Operating Partnership. The management staff for each community includes on-site management and maintenance personnel as well as off-site support staff. On-site staff performs leasing and rent collection functions and coordinates maintenance and resident services. Property management personnel are supervised by district managers and regional vice presidents.

COMPETITION

All of the Company's apartments are located in developed areas and compete with numerous other apartment communities within their respective sub-markets. In many of the Company's apartment markets, the competition for residents is intense. Some competing apartments are larger or newer than the Company's apartments and many offer features that the Company's communities do not have. The competitive position of each of the Company's apartment communities varies. Certain of the Company's competitors may have greater financial resources and other competitive advantages over the Company.

FINANCING

All of the Company's properties are encumbered by mortgage debt. Thirty-three properties are pledged as collateral for the Company's master credit facility with Fannie Mae and the remaining seven properties are encumbered by individual mortgage loans from Freddie Mac.

In April 2003, the Company expanded its credit facility with Fannie Mae by $49.2 million to $488.2 million based upon increases in the valuation of the properties in the collateral pool. This collateralized facility matures in 2008. At December 31, 2003, outstanding borrowings, including amounts allocated to properties held for disposition, under the facility totaled $375 million. Of this amount, $300 million bears interest at a fixed rate of 6.91%. The remaining $75 million outstanding has a weighted-average variable rate of 1.81% at December 31, 2003 and can be converted to a fixed-rate term loan at the Company's option.

The Company has a $50 million bank line of credit. Advances under the line bear interest at 120 basis points over LIBOR and are due on demand. Up to $10 million of the line may be used for working capital purposes and $40 million may be used to fund acquisitions. In October 2003, the Company renewed this line of credit through October 2004 and at the Company's option the line may be extended through October 2005. As of December 31, 2003, no amounts were outstanding under the line.

In August 2003, the Company sold $74.75 million aggregate principal amount of 5.375% Convertible Senior Notes due 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes mature on August 15, 2023 and are convertible into the Company's common shares under certain circumstances, provided that the share price exceeds $30.61 over a specified trading period. The initial conversion rate of the notes is 39.20185 shares per $1,000 principal amount of notes (equivalent to $25.51 per share), and is subject to adjustment under certain circumstances, including stock splits, stock dividends and increases in the dividend rate over the current quarterly rate of $.43 per share. The notes are redeemable at the Company's option for shares or cash at any time on or after August 21, 2010 and are subject to repurchase at the option of the holder in August, 2008, August, 2010, August, 2013, and August, 2018, or upon the occurrence of certain events. The notes are unsecured and unsubordinated obligations of the Company. Concurrent with the offering, the Company used approximately $15.0 million of the proceeds to repurchase and retire 646,800 of its common shares ($23.19 per share) in privately negotiated transactions.

The Company uses interest rate protection agreements to reduce the potential impact of increases in interest rates as required by the loan agreement covering its secured credit facility. The Company maintains two interest rate protection agreements for $139 million and $49.2 million, capping the Company's exposure to LIBOR at 9.35% and 7.5%, respectively, through March 2007. In addition, the Company executed two $20 million floating to fixed interest rate swaps to effectively fix the interest rate on $40 million of floating rate debt under the secured facility at a blended rate of approximately 4.57%. The Company simultaneously sold two $20 million interest rate caps, capping the Company's exposure to LIBOR at 9.35%. These interest rate protection agreements hedge interest payments consistent with the Company's risk management objective and strategy to reduce exposure to variability in cash flows attributable to increases in LIBOR.

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

EMPLOYEES

As of December 31, 2003, the Company had 425 employees.

RECENT DEVELOPMENTS

On February 3, 2004, the Company sold 1.41 million of its common shares of beneficial interest in a private sale at a negotiated price of $24.80 per share for net proceeds of approximately $34.9 million. The offering and sale of the Shares was made pursuant to a prospectus supplement dated January 29, 2004 relating to the prospectus dated January 12, 2000 included in the Company's registration statement on Form S-3 (File No. 333-93097).

ITEM 2. PROPERTIES.

The Properties consist of 40 multifamily properties comprising 13,645 apartment units located in suburban Baltimore, Maryland; suburban Washington, D.C. and northern Virginia; southeastern Pennsylvania; Delaware; Charlotte, North Carolina; and Florida.

The average occupancy rate for all Properties for fiscal 2003 and fiscal 2002 was 93.3% and 93.4%, respectively. Tenant leases are generally for one-year terms, with automatic two-month renewals after the completion of the first year, and often require security deposits. Approximately 96% of the apartments in the Properties are one-bedroom and two-bedroom apartments. The Properties typically consist of two- and three-story buildings in a landscaped setting, many with amenities such as swimming pools, tennis courts, playgrounds and community buildings. All apartments offer air conditioning. The majority of such buildings are of brick construction and substantially all of the Properties are located in mature, fully-developed neighborhoods.

The following table presents certain additional information concerning the Properties

                                                                                           2003
                                                                         NUMBER          AVERAGE
PROPERTY NAME                       PROPERTY LOCATION                   OF UNITS      OCCUPANCY (2)
-------------                       -----------------                   --------      -------------
BALTIMORE
Bowleys Quarters                    Baltimore, Maryland                      462         93.9%
Excalibur at Avalon (1)             Pikesville, Maryland                     147         90.9%
Greensview/West                     Ellicott City, Maryland                1,350         93.8%
Hallfield                           Perry Hall, Maryland                      75         97.5%
Harford                             Carney, Maryland                         336         94.2%
Hollows                             Glen Burnie, Maryland                    336         93.8%
Ridgeview                           Rossville, Maryland                      257         91.7%

                                                                                           2003
                                                                         NUMBER          AVERAGE
PROPERTY NAME                       PROPERTY LOCATION                   OF UNITS      OCCUPANCY (2)
-------------                       -----------------                   --------      -------------
Rossville                           Rossville, Maryland                      692         91.0%
Steeplechase                        Cockeysville, Maryland                   540         93.0%
The Courts of Avalon (1)            Pikesville, Maryland                     258         93.4%
Versailles                          Towson, Maryland                         210         92.6%
Woodhill                            Glen Burnie, Maryland                    334         93.5%

WASHINGTON, D.C.
Barton's Crossing                   Alexandria, Virginia                     532         93.6%
Carlyle Station                     Manassas, Virginia                       408         95.1%
Fox Run                             Germantown, Maryland                     218         93.5%
Lionsgate (1)                       Herndon, Virginia                        328         91.5%
Tall Oaks                           Laurel, Maryland                         352         92.6%
The Glen                            Leesburg, Virginia                       134         95.9%
The Village at McNair Farms         Herndon, Virginia                        283         95.5%
University Heights                  Ashburn, Virginia                        466         93.6%
Willow Lake                         Laurel, Maryland                         456         93.9%
Watkins Station                     Gaithersburg, Maryland                   210         91.1%

PENNSYLVANIA
Colonial Crest Emmaus               Emmaus, Pennsylvania                     329         94.7%
Hanover                             Hanover, Pennsylvania                    215         95.6%
Hidden Village                      Allentown, Pennsylvania                  264         95.2%
Lancaster East                      Lancaster, Pennsylvania                  272         94.1%
Lancaster West                      Lancaster, Pennsylvania                  413         95.6%
Rolling Hills                       York, Pennsylvania                       184         94.8%
York                                York, Pennsylvania                       396         91.4%

NEWARK, DELAWARE
Christina Mill                      Newark, Delaware                         228         96.6%
Stonegate                           Elkton, Maryland                         260         92.2%

CHARLOTTE
Fairington                          Charlotte, North Carolina                250         88.7%
Forest Ridge                        Charlotte, North Carolina                330         88.2%

FLORIDA
Gardens East Apartments             Palm Beach Gardens, Florida              448         94.3%
Heron's Run                         Sarasota, Florida                        274         93.7%
Kirkman                             Orlando, Florida                         370         91.3%
McIntosh                            Sarasota, Florida                        212         93.5%
Perico                              Bradenton, Florida                       256         92.4%
Twelve Oaks                         Orlando, Florida                         284         92.8%
Windermere Lakes                    Orlando, Florida                         276         91.1%

Total                                                                     13,645         93.3%
                                                                          ------         -----

--------------------------

(1)  Property was acquired during the year ended December 31, 2003.

(2) Average occupancy is defined as total market rent at 100% less market rent on vacant units divided by total market rent for the period, expressed as a percentage.

ITEM 3. LEGAL PROCEEDINGS

There were no legal proceedings pending at December 31, 2003 or as of the date of this report to which the Registrant, the Operating Partnership or any of the separate general partnerships and limited liability companies which own the Properties is a party or to which the Properties are subject that are likely to have a material adverse impact on the Registrant's operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The age (as of March 8, 2004), business experience during the past five years and offices presently held by Harvey Schulweis are set forth under the caption "Election of Trustees" in the Registrant's Proxy Statement for the annual meeting of shareholders to be held on May 5, 2004, which information is incorporated herein by reference. Such information in respect of each of the Registrant's Executive Officers who are not Trustees is reported below. The Registrant's Bylaws provide that officers shall hold office until their successors are elected and qualified.

Thomas Brodie: Age 41. Mr. Brodie has served as Executive Vice President -- Co-Chief Operating Officer of the Registrant since February 2003. Prior thereto, he served as Senior Vice President and Chief Investment Officer of the Registrant since May 2001. Mr. Brodie also has served as Managing Director of Schulweis Realty, Inc., a private real estate investment and development firm, since 1991. Prior to 1991, Mr. Brodie was a Senior Vice President of Lazard Realty, Inc.

James Dolphin: Age 54. Mr. Dolphin has served as Executive Vice President -- Co-Chief Operating Officer and Assistant Secretary of the Registrant since February 2003. Prior thereto, he served as Senior Vice President, Chief Financial Officer of the Registrant since May 2001. During 1999 and 2000, Mr. Dolphin pursued personal business interests. Previously, he served as a director and the Executive Vice President and Chief Financial Officer of United Dominion Realty Trust, Inc., Richmond, Virginia. Mr. Dolphin serves on the Board of Directors of the National Multi-Housing Council.

Gerald Haak: Age 50. Mr. Haak has served as Senior Vice President -- Property Operations of the Registrant since February 2003. Prior thereto, he served as Senior Vice President -- Operations of the Registrant since March 2001, Senior Vice President/Regional Manager of the Registrant since 1991 and Vice President of the Registrant since 1982. Mr. Haak holds the CPM designation (Certified Property Manager) from the Institute of Real Estate Management, is on the Board of Directors of the National Multi-Housing Council, and is a Real Estate Associate Broker in Pennsylvania.

Alan W. Lasker: Age 57. Mr. Lasker has served as Senior Vice President -- Finance, Chief Financial Officer and Assistant Secretary of the Registrant since February 2003. Prior thereto, he served as Senior Vice President -- Finance of the Registrant since February 2000 and Vice President -- Finance of the Registrant since July 1997. Mr. Lasker also has served as Senior Vice President of Schulweis Realty, Inc., a private real estate investment and development firm, since 1991. Prior to 1991, Mr. Lasker was a Senior Vice President of Lazard Realty, Inc. Mr. Lasker is a Certified Public Accountant.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

The Company's common shares of beneficial interest are listed on the New York Stock Exchange under the trading symbol "TCT".


                                     SALES PRICE                CASH
                             --------------------------       DIVIDENDS
      QUARTER ENDED            HIGH              LOW          DECLARED
---------------------        --------         ---------       --------
March 31, 2002               $  22.15         $   20.50           $.43
June 30, 2002                $  23.69         $   19.70           $.43
September 30, 2002           $  23.30         $   17.71           $.43
December 31, 2002            $  21.50         $   17.85           $.43
March 31, 2003               $  21.35         $   19.51           $.43
June 30, 2003                $  23.91         $   20.18           $.43
September 30, 2003           $  24.69         $   22.40           $.43
December 31, 2003            $  25.63         $   22.25           $.43

On February 18, 2004, a cash dividend of $.43 per share was declared, payable March 10, 2004, to shareholders of record as of March 1, 2004.

At December 31, 2003, the approximate number of record holders of the Trust's shares was 540. This does not include beneficial owners for whom Cede & Co. or others act as nominee.

                      EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the Amended and Restated 1993 Long Term Incentive Plan and the 1997 Long Term Incentive Plan, both of which have been approved by the shareholders of the Trust. The figures shown are for the year ended December 31, 2003.

                                                                                          Number of Securities
                                Number of Securities                                      Remaining Available
                                To be Issued Upon            Weighted-Average             for Future Issuance
                                Exercise of                  Exercise Price of            Under Equity
                                Outstanding Options          Outstanding Options          Compensation Plans
-----------------------------   -----------------------      ---------------------        -----------------------
Equity Compensation
Plans Approved by
the Shareholders                        572,578                      $18.28                       439,200

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share data) / Year ended December 31,          2003         2002        2001          2000        1999
OPERATING DATA
Rental income                                                          $118,017     $110,232     $107,401     $100,238     $ 91,538
Operating expenses                                                       49,756       44,311       41,640       37,161       34,730
                                                                       --------     --------     --------     --------     --------
  Net operating income                                                   68,261       65,921       65,761       63,077       56,808
Depreciation and amortization                                            21,387       18,483       17,645       18,721       20,758
Interest expense                                                         28,785       25,216       24,387       27,148       23,842
General and administrative expenses                                       5,658        5,262        4,820        3,883        3,331
Separation expense                                                           --           --        3,338           --           --
Gain on sales of operating properties                                        --           --           --        9,461        7,073
                                                                       --------     --------     --------     --------     --------
Income before discontinued operations and
  minority interest                                                      12,431       16,960       15,571       22,786       15,950
Income allocated to minority interest
  from continuing operations                                             (1,681)      (2,269)      (2,110)      (3,108)      (2,185)
Minority interest distributions less than
  (in excess of) earnings                                                   576         (576)          --           --           --
                                                                       --------     --------     --------     --------     --------
Income from continuing operations                                        11,326       14,115       13,461       19,678       13,765
Discontinued operations:
  Income from discontinued operations                                     2,054        3,669        1,730        3,026        2,117
  Gain on sales of properties                                            80,081           --           --           --           --
  Impairment of assets held for disposition                              (4,000)          --           --           --           --
  Income allocated to minority interest
    from discontinued operations                                        (10,693)        (492)        (235)        (413)        (290)
                                                                       --------     --------     --------     --------     --------
Income from discontinued operations                                      67,442        3,177        1,495        2,613        1,827
                                                                       --------     --------     --------     --------     --------
Net income(1)                                                          $ 78,768     $ 17,292     $ 14,956     $ 22,291     $ 15,592
                                                                       ========     ========     ========     ========     ========
Basic earnings per share:
  Income from continuing operations                                    $    .72     $    .88     $    .86     $   1.26     $    .88
  Income from discontinued operations                                      4.27          .20          .09          .17          .12
                                                                       --------     --------     --------     --------     --------
    Net income                                                         $   4.99     $   1.08     $    .95     $   1.43     $   1.00
                                                                       ========     ========     ========     ========     ========
Diluted earnings per share:
  Income from continuing  operations                                   $    .70     $    .87     $    .84     $   1.24     $    .87
  Income from discontinued operations                                      4.20          .20          .09          .16          .12
                                                                       --------     --------     --------     --------     --------
  Net income                                                           $   4.90     $   1.07     $    .93     $   1.40     $    .99
                                                                       ========     ========     ========     ========     ========

(In thousands)                                                           2003          2002        2001         2000          1999
----------------------------------------------------------------       ---------    ---------    --------     --------     ---------
BALANCE SHEET DATA AT YEAR-END
Real estate assets, at cost                                            $ 814,766    $ 671,519    $ 648,646    $ 629,207    $ 606,182
Net real estate assets                                                   538,163      415,665      411,189      409,261      392,142
Real estate and other assets held for disposition                         32,561       73,336       74,119       75,419       74,755
Total assets                                                             588,990      503,785      498,962      498,552      480,522
Mortgage notes payable                                                   427,318      422,003      390,587      390,946      376,125
Notes payable - unsecured                                                     --           --       16,000        5,000           --
5.375% Convertible Senior Notes                                           74,750           --           --           --           --
Mortgage notes payable and other liabilities
  held for disposition                                                    23,734       71,346       70,175       70,191       70,050
Minority interest                                                          7,556           --          905        2,803        3,424
Shareholders' equity (deficit)                                            39,362       (1,610)       9,492       20,052       22,049

(In thousands, except per share data) / Year ended December 31,        2003         2002         2001         2000          1999
----------------------------------------------------------------     ---------    ---------    --------     --------     ----------
SUPPLEMENTAL INFORMATION

Dividends declared per share                                         $    1.72    $    1.72    $    1.72    $    1.68    $    1.64
                                                                     =========    =========    =========    =========    =========
Net cash provided by operating activities                            $  43,107    $  42,875    $  42,221    $  38,875    $  35,488
Net cash used in investing activities                                  (30,585)     (25,615)     (21,335)     (30,474)     (65,734)
Net cash (used in) provided by
  financing activities                                                 (12,896)     (16,311)     (20,456)      (9,419)      28,742
Reconciliation of net income to funds
  from operations:
  Net income(1)                                                      $  78,768    $  17,292    $  14,956    $  22,291     $ 15,592
  Income allocated to minority interest                                 11,798        3,337        2,345        3,521        2,475
  Gain on involuntary conversion                                          (621)          --           --           --           --
  Gain on sales of properties                                          (80,081)          --           --       (9,461)      (7,073)
  Real estate depreciation                                              23,175       21,153       20,359       21,809       24,718
                                                                     ---------    ---------    ---------    ---------    ---------
  Funds from operations(1,2)                                         $  33,039    $  41,782    $  37,660    $  38,160    $  35,712
                                                                     =========    =========    =========    =========    =========

(1) Net income and funds from operations for the year ended December 31, 2003 include a $4,000,000 impairment charge on one of the Charlotte properties held for disposition. Net income and funds from operations for the year ended December 31, 2001 include a charge of $3,338,000 related to the departure of two senior executives and one other officer.

(2) Funds from operations ("FFO") is computed as net income (loss) (computed in accordance with accounting principles generally accepted in the United States) ("GAAP") excluding gains and losses from sales and involuntary conversions of operating properties, plus real estate depreciation and income allocated to minority interest. This computation of FFO is consistent with the formal definition promulgated by the National Association of Real Estate Investment Trusts (NAREIT). The reconciliation of FFO to Net Income, the most directly comparable financial measure calculated in accordance with GAAP, is included in the table above. Management generally considers FFO to be a useful measure for reviewing the comparative operating performance of the Trust between periods or as compared to other companies, without giving effect to real estate depreciation and amortization, which assumes that the value of real estate diminishes predictably over time and which can vary among owners of similar assets based upon historical cost and useful life estimates. FFO should not be considered an alternative to net income as a measure of performance nor does it represent cash generated from operating activities in accordance with GAAP and, therefore, it should not be considered indicative of cash available to fund cash needs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Town and Country Trust, organized in 1993, is a real estate investment trust ("REIT") focused on the ownership and operation of middle income multifamily apartment communities in selected markets in the Mid-Atlantic and Southeast regions of the U. S. The Company seeks to acquire additional apartments in certain of its existing markets, particularly in the Greater Washington, D. C. and Baltimore metropolitan areas. The Company is also interested in pursuing multifamily investment opportunities in other "high barrier to entry" markets within its operating region. In 2003, the Company acquired three apartment communities with an average age of 4.3 years while disposing of five apartment communities with an average age of 35.8 years. The newly acquired assets are expected to have more predictable operating expenses and reduced capital expenditure requirements that will lead to better sustainable operating cash flows. At December 31, 2003, the Company owned 38 apartment communities with 13,065 apartment homes classified as real estate held for investment and 2 apartment communities with 580 apartment homes classified as real estate held for disposition.

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

     The Company accounts for property acquisitions utilizing the purchase method, and accordingly, the results of the acquisition properties are included in the Company's results of operations from the date of acquisition. The Company allocates the purchase price to the acquired tangibles, consisting of land, building and improvements, and if material, to identified intangible assets and liabilities, consisting of above/below market leases and at-market leases in place based on their fair values.

REVENUE RECOGNITION Revenue from rental property is recognized when due from tenants. Leases are generally for terms of one year or less.

     Gains on sales of real estate assets are recognized pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 66, Accounting for Sales of Real Estate. The specific timing of the recognition of the sale and the related gain is measured against the various criteria in SFAS No. 66 related to the terms of the transactions and the Company's continuing involvement, if any, associated with the assets sold. To the extent the sales criteria are not met, the Company defers gain recognition until the sales criteria are met.

DISCONTINUED OPERATIONS On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that the assets and liabilities and the results of operations of any communities which have been sold since January 1, 2002, or otherwise qualify as held for sale, be presented as discontinued operations in the Company's Consolidated Financial Statements in both current and prior periods presented. The community specific components of net income that are presented as discontinued operations include net operating income, depreciation expense, minority interest and interest expense. In addition, the net gain or loss (including any impairment charge) on the disposition of communities held for sale is presented as discontinued operations. A change in presentation for discontinued operations will not have any impact on the Company's financial conditions or results of operations. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less costs to sell, and are presented separately in the accompanying Consolidated Balance Sheet. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets.

HEDGE ACCOUNTING The Company carries all derivative financial instruments as assets or liabilities on its balance sheets at fair value. Changes in fair value of these instruments, which qualify as cash flow hedges, are recorded as a component of other comprehensive income (loss). Any ineffective portion of the change in value is recorded to current period earnings.

Results of Operations

The Company's results include the results of both continuing and discontinued operations. Discontinued operations reflect operations of two apartment communities (580 apartment homes) that are being marketed for sale at December 31, 2003, and five apartment communities (2,325 apartment homes) that were sold during the year. Results from these properties are reflected in the caption "Income from Discontinued Operations" in the accompanying statement of operations. The Company's results from continuing operations consist of both "Same Store" results and results of new acquisitions. "Same Store" results reflect results from 12,332 apartment homes owned and operated throughout both 2003 and 2002. Results from new acquisitions include results from three communities (733 apartment homes) acquired in 2003.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002 Net income for 2003 was $78,768,000, or $4.90 per diluted share, an increase of $61,476,000 from $17,292,000, or $1.07 per diluted share, for the year ended December 31, 2002. Included in net income is an $80,081,000 gain resulting from the sale of three communities in July 2003 and two communities in November 2003. Also included in net income is a $4,000,000 impairment charge recorded on a property held for disposition. The increase in operating and other expenses exceeded the increase in rental income for the year, despite the acquisition of three properties, resulting in a decrease in income before discontinued operations and minority interest. The increase in expenses was primarily attributable to an increase in interest costs related to the issuance of the convertible senior notes and the effect of floating to fixed interest rate swaps, abnormally high weather related expenses associated with the harsh winter of 2003, significantly higher energy costs, principally associated with natural gas rates, real estate tax increases and significantly increased insurance costs related to the 2002 annual renewal of the Company's insurance program. Net income available to common shareholders also reflects a reallocation of additional income to minority interests in prior periods as discussed below.

CONTINUING OPERATIONS -Same Store Communities

Operating results for the Same Store communities are set forth in the table below:

(In thousands) / Year ended December 31,            2003         2002            Change
---------------------------------------------------------------------------------------------
Rental income                                     $112,660     $110,232     $  2,428      2.2%
Operating expenses                                  47,656       44,311        3,345      7.5%
                                                  -------------------------------------------
Net operating income                              $ 65,004     $ 65,921     $   (917)    (1.4)%
                                                  ===========================================

A reconciliation between net income and Same Store net operating income is as follows:

(In thousands) / Year ended December 31,                            2003           2002
-----------------------------------------------------------------------------------------
Same Store net operating income                                   $ 65,004        $65,921
(Add) deduct:
  Real estate depreciation                                          20,675         17,797
  Interest expense                                                  28,785         25,216
  General and administrative                                         5,658          5,262
  Other depreciation and amortization                                  712            686
  Income from discontinued operations                              (78,135)        (3,669)
  Net operating income from acquisitions                            (3,257)            --
  Income allocated to minority interest                             11,798          3,337
                                                                  -----------------------
Net income                                                        $ 78,768        $17,292
                                                                  =======================

Same Store rental income for the year ended December 31, 2003, grew by $2,428,000, or 2.2%, reflecting an average rental rate increase of 2.1% and no change in physical occupancy at 93.6%. Occupancy and average rent statistics for the Company's operating markets are as follows:

                                                      Average Monthly Rent           Occupancy
                                                  ---------------------------------------------------
                             % of Portfolio(1)     2003   2002  Change    2003       2002      Change
-----------------------------------------------------------------------------------------------------
Baltimore, Maryland                37.2%          $ 734  $ 703    4.4%    93.2%      93.9%     (0.7)%
Metropolitan Washington DC
  Northern Virginia                14.8%          1,036  1,045  (0.9)%    94.4%      93.0%      1.4%
  Maryland Suburbs                 10.0%            908    869    4.5%    92.9%      93.7%     (0.8)%
Pennsylvania                       16.8%            638    632    0.9%    94.4%      94.4%      0.0%
Orlando, Florida                    7.6%            715    721  (0.8)%    91.7%      91.5%      0.2%
Sarasota/Bradenton, Florida         6.0%            744    746  (0.3)%    93.2%      92.9%      0.3%
Newark, Delaware                    4.0%            881    858    2.7%    94.1%      95.0%     (0.9)%
Palm Beach Gardens, Florida         3.6%            901    883    2.0%    94.3%      95.7%     (1.4)%
                             ----------------------------------------------------------------------
  Same Store Total                100.0%          $ 791  $ 775    2.1%    93.6%      93.6%      0.0%
                             ======================================================================

(1) Based on number of Same Store apartment homes.

Same Store operating expenses for the year ended December 31, 2003, increased 7.5%, or $3,345,000, to $47,656,000 from $44,311,000 in 2002. Operating expenses reflect an increase in real estate taxes and insurance of $1,010,000, or 9.2%. Of the increase, $556,000 is attributable to the renewal of the Company's 2002-2003 insurance program, and the remaining $454,000 results from increased real estate taxes in certain of the Company's markets. Repairs and maintenance also increased $1,137,000, or 8.8%, to $14,035,000 from $12,898,000 as the
Company experienced approximately $351,000 in increased payroll and snow removal cost related to the record snowfall experienced on the East Coast early in the year. An additional $515,000 of the increase reflects increased payroll and related expenses associated with higher staffing levels, lower associate turnover and other increased benefit costs. The harsh weather during the early months of 2003 and rising natural gas prices also adversely affected the company's utility costs, which increased $677,000, or 10.6%, for the year ended December 31, 2003. Other expense increased $538,000, or 5.3%, to $10,682,000 from $10,144,000 as the Company continues to experience increased personnel and related benefit costs associated with the development of its human resources and technology infrastructure started in 2001. As a result, Same Store net operating income (i.e., rental income less operating expenses) decreased $917,000, or 1.4%, to $65,004,000 from $65,921,000.

ACQUISITIONS During the year ended December 31, 2003, the three acquired communities experienced occupancy of 92.2% and contributed rental income of $5,357,000, operating expenses of $2,100,000, and net operating income of $3,257,000.

INTEREST EXPENSE During the year ended December 31, 2003, the Company issued $74,750,000 of 5.375% Convertible Senior Notes due 2023. Interest expense related to the notes was $1,659,000. Interest expense on mortgage debt increased $1,910,000, or 7.6%, to $27,126,000 from $25,216,000 last year. This increase reflects an increase in the average amount of outstanding debt attributable to continuing operations during the year to $455.4 million versus $410.0 million during last year, primarily as a result of borrowings incurred in connection with the 2003 acquisitions and with the funding of the Company's ongoing capital improvement program. During the current year, the weighted average interest rate attributable to the Company's average amount of continuing debt outstanding, excluding the Convertible Senior Notes was 5.74% compared to 6.01% for last year.

DISCONTINUED OPERATIONS For the year ended December 31, 2003, income from discontinued operations after minority interest was $67,442,000 compared to $3,177,000 for last year. The income from discontinued operations year includes an $80,081,000 gain related to the sale of five apartment communities containing 2,325 apartment homes in the Baltimore, Maryland suburbs. It also includes a $4,000,000 impairment charge recorded on one of the Charlotte properties held for disposition at December 31, 2003.

DISTRIBUTIONS TO MINORITY INTEREST (LESS THAN) IN EXCESS OF EARNINGS Accounting principles generally accepted in the United States require that, for financial reporting purposes, an additional allocation of income be made to the minority interest account in an amount necessary to keep such balance from falling below zero since there is no requirement for the unit holders to make additional contributions. During 2003, earnings were in excess of distributions to minority interests and, therefore, the Company reallocated the $576,000 that had previously been so allocated to the minority interests.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001 Net income for 2002 was $17,292,000, or $1.07 per diluted share, an increase of $2,336,000 from $14,956,000, or $.93 per diluted share, for the year ended December 31, 2001. Net income for 2001 includes a charge of $3,338,000 related to the departure of two senior executives and one other officer.

CONTINUING OPERATIONS The Company had no acquisition activity during 2002 and 2001 and, therefore, the Company's results from continuing operations represent results on a Same Store basis. Operating results for continuing operations are set forth in the table below:

(In thousands) / Year ended December 31,              2002            2001               Change
----------------------------------------------------------------------------------------------------
Rental income                                      $ 110,232       $ 107,401       $ 2,831       2.6%
Operating expenses                                    44,311          41,640         2,671       6.4%
                                                   -------------------------------------------------
Net operating income                               $  65,921        $ 65,761         $ 160       0.2%
                                                   =================================================

A reconciliation between net income and net operating income is as follows:

(In thousands) / Year ended December 31,       2002          2001
-------------------------------------------------------------------
Net operating income                         $ 65,921      $ 65,761
(Add) deduct:
  Real estate depreciation                     17,797        17,154
  Interest expense                             25,216        24,387
  General and administrative                    5,262         4,820
  Other depreciation and amortization             686           491
  Income from discontinued operations          (3,669)       (1,730)
  Separation expense                               --         3,338
  Income allocated to minority interest         3,337         2,345
                                             ----------------------
Net income                                   $ 17,292      $ 14,956
                                             ======================

Rental income in 2002 grew by $2,831,000, or 2.6%, reflecting average rental rate increases of 3.5% and a 0.9% decline in physical occupancy to 93.6%. Occupancy and average rent statistics for the Company's operating markets are as follows:

                                                         Average Monthly Rent                   Occupancy
                                                      ----------------------------------------------------------
                              % of Portfolio(1)      2002       2001     Change        2002       2001    Change
----------------------------------------------------------------------------------------------------------------
Baltimore, Maryland                37.2%            $  703      $ 660      6.5%        93.9%      95.6%    (1.7)%
Metropolitan Washington DC
  Northern Virginia                14.8%             1,045      1,051     (0.6)%       93.0%      93.9%    (0.9)%
  Maryland Suburbs                 10.0%               869        803      8.2%        93.7%      94.3%    (0.6)%
Pennsylvania                       16.8%               632        624      1.3%        94.4%      95.3%    (0.9)%
Orlando, Florida                    7.6%               721        733     (1.6)%       91.5%      91.5%     0.0%
Sarasota/Bradenton, Florida         6.0%               746        722      3.3%        92.9%      93.2%    (0.3)%
Newark, Delaware                    4.0%               858        822      4.4%        95.0%      96.3%    (1.3)%
Palm Beach Gardens, Florida         3.6%               883        865      2.1%        95.7%      92.2%     3.5%
                                  -----------------------------------------------------------------------------
  Total                           100.0%            $  775      $ 749      3.5%        93.6%      94.5%    (0.9)%
                                  =============================================================================

(1) Based on number of apartment homes

Total operating expenses increased 6.4%, or $2,671,000, to $44,311,000 from $41,640,000 in 2001. Operating expenses for the period were affected by an increase in real estate taxes and insurance of $879,000, or 8.7%, to $10,945,000 from $10,066,000 due to the approximate $693,000 increase in insurance premiums as well as increased deductibles related to the Company's July 1, 2002 insurance program renewal. Repairs and maintenance increased $1,110,000, or 9.4%, to $12,898,000 from $11,788,000 as the Company experienced increases in maintenance payroll and related benefit expense and increased apartment turnover costs. Weaker markets in 2002 caused a $399,000, or 11.2%, increase in marketing and advertising expense to $3,964,000 from $3,565,000. Other expense increased $694,000, or 7.3%, to $10,144,000 from $9,450,000 as the Company continued to experience increased personnel and related benefit costs associated with the development of its human resources and technology infrastructure started in 2001. Utility costs in 2002 decreased $411,000, or 6.1%, due to reduced energy costs, primarily natural gas, associated with mild weather and decreased consumption.

INTEREST EXPENSE Interest expense from continuing operations for the year ended December 31, 2002 increased $829,000, or 3.4%, to $25,216,000 from $24,387,000 in the prior year as the Company benefited from a 6.01% weighted average interest rate attributable to mortgage debt compared to 6.52% during 2001, despite an increase of $15.5 million in average borrowings.

DISCONTINUED OPERATIONS For the year ended December 31, 2002, income from discontinued operations was $3,177,000, compared to $1,495,000 for the year ended December 31, 2001, primarily due to a decrease in interest expense as a result of lower interest rates.

DISTRIBUTIONS TO MINORITY INTEREST (LESS THAN) IN EXCESS OF EARNINGS Accounting principles generally accepted in the United States require that, for financial reporting purposes, an additional allocation of income be made to the minority interest account in an amount necessary to keep such balance from falling below zero since there is no requirement for the unit holders to make additional contributions. An additional allocation of $576,000 was made to minority interest shareholders for the year ended December 31, 2002.

Funds from Operations

Funds from operations ("FFO") is computed as net income (loss) (computed in accordance with accounting principles generally accepted in the United States) ("GAAP") excluding gains and losses from sales and involuntary conversions of operating properties, plus real estate depreciation. This computation of FFO is consistent with the formal definition promulgated by the National Association of Real Estate Investment Trusts (NAREIT). The reconciliation of FFO to Net Income, the most directly comparable financial measure calculated in accordance with GAAP, is included in the table below. Management generally considers FFO to be a useful measure for reviewing the comparative operating performance of the Trust between periods or as compared to other companies, without giving effect to real estate depreciation and amortization, which assumes that the value of real estate diminishes predictably over time and which can vary among owners of similar assets based upon historical cost and useful life estimates. FFO should not be considered an alternative to net income as a measure of performance nor does it represent cash generated from operating activities in accordance with GAAP and, therefore, it should not be considered indicative of cash available to fund cash needs.

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

(In thousands) / Year ended December 31,        2003          2002          2001
----------------------------------------------------------------------------------
Net Income                                    $ 78,768      $ 17,292      $ 14,956
Income allocated to minority interest           11,798         3,337         2,345
Gain on involuntary conversion                    (621)           --            --
Gain on sales of operating properties          (80,081)           --            --
Real estate depreciation                        23,175        21,153        20,359
                                              ------------------------------------
Funds from operations(1,2)                    $ 33,039      $ 41,782      $ 37,660
                                              ====================================

Other Data:

Net cash provided by operating activities     $ 43,107      $ 42,875      $ 42,221
Net cash used in investing activities          (30,585)      (25,615)      (21,335)
Net cash used in financing activities          (12,896)      (16,311)      (20,456)

(1) Funds from operations for 2003 includes a $4,000,000 impairment charge on one of the Charlotte properties held for disposition at December 31, 2003.

(2)Funds from operations for 2001 includes a $3,338,000 charge for separation expense relating to the departure of two senior executives and one other officer.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET COMMITMENTS The following table summarizes the Company's contractual obligations as of December 31, 2003:

(In thousands)                              Total    Less than 1 year    1-3 years      3-5 years    More than 5
----------------------------------------------------------------------------------------------------------------
Long-term debt obligations                $525,543        $  661          $ 1,433        $399,139      $124,310
Operating lease obligations                  1,829           511              586             586           146

See Note 6 to the Consolidated Financial Statements for a discussion of the Company's off-balance sheet obligations upon the exercise of the right of the holders of the 5.375% Convertible Senior Notes to convert their notes into common shares.

Liquidity and Capital Resources

Operating activities provided unrestricted cash for 2003 of $43,107,000 of which $31,839,000 was paid out in dividends and distributions.

     The Company makes capital improvements to certain of its properties. These capital improvements include expenditures that increase the value and extend the useful life of an asset. Expenditures for ordinary repairs and maintenance are expensed as incurred. Capital improvements of $30,658,000 ($1,959 per apartment home) were made during 2003. Of this amount, $7,719,000 ($493 per apartment home) was considered to be of a normal, recurring nature. These capital expenditures generally relate to items having economic lives of 10 years or less and include the replacement of appliances, carpeting and tile plus other recurring capital expenditures such as landscaping, parking lot sealing and striping, HVAC equipment and various interior and exterior building improvements. The remaining $22,939,000 ($1,466 per apartment home) of capital improvements was considered to be non-recurring or revenue-enhancing in nature and generally relates either to (i) items having economic lives of more than 10 years or (ii) renovation projects such as the modernization of kitchen and bathrooms, new building entrances and windows, new business and fitness centers, and the addition of new appliances such as washers and dryers. The Company finances its capital improvements through a revolving credit facility and working capital.

     On April 30, 2003, the Company acquired two apartment communities containing a total of 405 apartment homes in Pikesville, Maryland, a Baltimore suburb, for approximately $64.4 million, including acquisition costs. The properties were acquired through an intermediary in anticipation of the completion of a like-kind exchange under Section 1031 of the Internal Revenue Code. The Company funded the acquisitions using its existing credit facilities during the period the properties were held with the intermediary. That exchange was completed on July 31, 2003 with the sale of three apartment communities in the Baltimore suburbs containing 1,449 apartment homes for $64.4 million, net of disposition costs, and the acquisition properties were substituted as collateral in the Fannie Mae credit facility.

     In April 2003, the Company refinanced two of its properties with new mortgage debt aggregating $25.2 million. The loans, which bear interest at a weighted average rate of 4.15%, mature in April 2007 and the maturity may be extended to April 2008 at the Company's option.

     In April 2003, the Company expanded its existing credit facility with Fannie Mae by $49.2 million to $488.2 million based upon increases in the valuation of the properties in the collateral pool. This collateralized facility matures in 2008. At December 31, 2003, outstanding borrowings, including amounts allocated to properties held for disposition, under the facility were $375 million. Of the $375 million, $300 million bears interest at a fixed rate of 6.91%. The remaining $75 million outstanding has a weighted-average variable rate of 1.81% at December 31, 2003 and can be converted to a fixed-rate term loan at the Company's option. The Company is party to floating to fixed interest rate swaps that effectively fix the interest rate on $40 million of its floating rate debt, changing the weighted average rate at December 31, 2003 to 3.40%.

     The Company has a $50 million bank line of credit. Advances under the line bear interest at 120 basis points over LIBOR and are due on demand. Up to $10 million of the line may be used for working capital purposes and $40 million may be used to fund acquisitions. In October 2003, the Company renewed this line of credit through October 2004 and at the Company's option the line may be extended through October 2005. As of December 31, 2003, no amounts were outstanding under the line.

     In August 2003, the Company sold $74.75 million aggregate principal amount of 5.375% Convertible Senior Notes due 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes mature on August 15, 2023 and are convertible into the Company's common shares under certain circumstances, including if the share price exceeds $30.61 for a specified period of time. The initial conversion rate of the notes is 39.20185 per $1,000 principal amount of notes (equivalent to $25.51 per share). The conversion rate will be adjusted under certain circumstances, including stock splits, stock dividends and increases in the dividend rate over the current quarterly rate of $.43 per share. The shares will be considered in diluted earnings per share when the conditions that permit conversion have occurred. The notes are redeemable at the Company's option for shares or cash at any time on or after August 21, 2010 and are subject to repurchase at the option of the holder on August 15, 2008, August 15, 2010, August 15, 2013 and August 15, 2018, or upon the occurrence of certain events. The notes are unsecured and unsubordinated obligations of the Company. Concurrent with the offering, the Company used approximately $15.0 million of the proceeds to repurchase and retire 646,800 of its common shares ($23.19 per share) in privately negotiated transactions.

    On September 29, 2003, the Company acquired an apartment community containing 328 apartment homes in Herndon, Virginia, for approximately $53.0 million, including acquisition costs. The property was acquired through an intermediary in anticipation of the completion of a like-kind exchange under
Section 1031 of the Internal Revenue Code. The Company funded the acquisition, during the period the property was held with the intermediary, using proceeds from the issuance of its Convertible Senior Notes. The exchange was completed on November 5, 2003, with the sale of two apartment communities in the Baltimore suburbs containing 876 apartment homes for $52.8 million and the acquisition property was substituted as collateral in the Fannie Mae credit facility.

The following table sets forth certain information regarding the Company's outstanding indebtedness as of December 31, 2003:

(Dollar amounts in thousands)                           Amount           % of Debt   Interest Rate(2)     Maturity
------------------------------------------------------------------------------------------------------------------
Fixed Rate Debt:
Secured facility(1)                                   $ 340,000            64.7%           6.64%              2008
Conventional mortgages                                   52,318             9.9%           6.18%         2007-2009
                                                      -----------------------------------------
  Total fixed                                           392,318            74.6%           6.55%
Floating Rate Debt:
Revolving credit facility(1)                             35,000             6.7%           2.06%              2008
                                                      -----------------------------------------
  Total floating                                         35,000             6.7%           2.06%
Convertible Senior Notes                                 74,750            14.2%           5.38%              2023
Mortgage notes payable held for disposition              23,475             4.5%           6.81%              2009
                                                      -----------------------------------------
Total debt                                            $ 525,543           100.0%           6.09%
                                                      =========================================

(1) The information shown for this debt gives effect to two interest rate swap agreements that have the effect of fixing the interest rate on $40 million of debt at approximately 4.57% from January 2003 to April 2007.

(2) Weighted average

INTEREST RATE SENSITIVITY The following table provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps and caps, the table presents notional amounts and weighted average interest rates or strike rates by contractual maturity dates.

                                                                                                                       Fair Value
          (In thousands)               2004      2005       2006        2007        2008         Thereafter    Total   at 12/31/03
----------------------------------------------------------------------------------------------------------------------------------
Long-term Debt
  Fixed Rate                           $ 661     $ 697      $ 736     $ 23,841    $300,298        $124,310   $450,543   $492,225
  Avg. Interest Rate                     6.8%      6.8%       6.8%         6.8%        6.7%            6.1%
  Floating Rate                           --        --         --           --      75,000              --     75,000     75,000
  Avg. Interest Rate                      (1)       (1)        (1)          (1)         (1)             --
Interest Rate Derivative Financial
  Instruments Related to Debt
Interest Rate Swaps
  Pay Fixed/Receive Variable              --        --         --       40,000          --              --     40,000     (1,708)
  Avg. Pay Rate                         4.16%     4.16%      4.16%        4.16%         --              --
  Avg. Receive Rate                       (2)       (2)        (2)          (2)         --              --
Interest Rate Caps
  Notional Amount                         --        --         --      148,172          --              --    148,172        209
  Strike Rate                             --        --         --          8.7%         --              --

(1) Average variable interest rate is equivalent to the Fannie Mae MBS pass-through rate plus 49 basis points.

(2) Average receive rate is equivalent to LIBOR.

     At December 31, 2002, the Company had fixed rate debt outstanding of $360,614,000, which had a fair value of $404,690,000.

The Company's primary market risk exposure relates to changes in interest rates associated with the variable rate portion of its secured credit facility and its bank line of credit. The Company had $35 million in variable rate debt outstanding at December 31, 2003, including amounts allocated to properties held for disposition, but excluding amounts on which the interest rates are effectively fixed by floating to fixed interest rate swap agreements. A hypothetical 100 basis point increase in interest rates in 2004 over the rates in effect during 2003 would result in an increase of interest expense and a corresponding decrease in income before discontinued operations and minority interest of approximately $245,000. This estimate incorporates only those exposures that exist as of December 31, 2003 and does not consider exposures that could arise after that date. This estimate takes into consideration that the interest rate related to the $75 million revolving credit facility has different tranches with various rollover dates throughout 2004 that effectively fix the interest rate through the rollover dates.

     The Company uses interest rate protection agreements to reduce the potential impact of increases in interest rates as required by the loan agreement covering its secured credit facility. The Company maintains two interest rate protection agreements, for $139 million and $49.2 million, capping the Company's exposure to LIBOR at 9.35% and 7.5%, respectively, through March 2007. In addition, the Company executed two $20 million floating to fixed interest rate swaps to effectively fix the interest rate on $40 million of floating rate debt under the secured facility at a blended rate of approximately 4.57%. The Company simultaneously sold two $20 million interest rate caps, capping the Company's exposure to LIBOR at 9.35%. These interest rate protection agreements hedge interest payments consistent with the Company's risk management objective and strategy to reduce exposure to variability in cash flows attributable to increases in LIBOR.

     In July 2002, the Company adopted a Dividend Reinvestment and Share Purchase Plan (the "Plan") pursuant to which shareholders may purchase additional shares of beneficial interest through reinvestment of dividends or by optional cash investment. Shares may be acquired by the Plan either from the Company issuing new shares or by the Plan administrator acquiring shares in the open market. The Company has registered 750,000 common shares of beneficial interest for potential issuance under the Plan. During 2003, the Plan acquired a total of 145,720 shares, including 144,135 newly issued shares purchased directly from the Company at an average per share price of $23.50 for an aggregate of $3,387,000.

     Management believes that the Company has and will have access to the capital resources necessary to adequately fund its business. The Company expects that adequate cash will be available to fund its operating and administrative expenses, normal capital expenditures, debt service obligations and payments of dividends in the foreseeable future.

     The Company believes that the direct effects of inflation upon its operations are inconsequential. Substantially all of the leases of the properties are for a term of one year or less, which enables the Company to seek increased rents upon renewal or reletting of apartment units. Such short-term leases minimize the risk of the adverse effects of inflation; however, as a general rule, such leases permit tenants to leave at the end of the lease term without penalty.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" included in Item 7 of this Form 10-K and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)      FINANCIAL STATEMENTS

                           The Town and Country Trust

                           CONSOLIDATED BALANCE SHEETS

            (In thousands, except share data) / December 31,                       2003         2002
--------------------------------------------------------------------------      ---------    ---------
ASSETS

Real estate held for investment (Note 3):
  Land                                                                          $ 103,325    $  90,521
  Buildings and improvements                                                      702,352      573,003
  Other                                                                             9,089        7,995
                                                                                ---------    ---------
                                                                                  814,766      671,519
Less accumulated depreciation                                                     276,603      255,854
                                                                                ---------    ---------
                                                                                  538,163      415,665
Real estate and other assets held for disposition (Note 4)                         32,561       73,336
Cash and cash equivalents                                                           2,267        2,641
Restricted cash (Note 2)                                                            2,415        2,660
Deferred financing costs, net                                                       6,628        3,652
Other assets                                                                        6,956        5,831
                                                                                ---------    ---------
  Total assets                                                                  $ 588,990    $ 503,785
                                                                                =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Mortgage notes payable (Note 5)                                                  $427,318    $ 422,003
5.375% Convertible Senior Notes (Note 6)                                           74,750            -
Mortgage notes payable and other liabilities held for disposition (Note 4)         23,734       71,346
Accrued interest                                                                    4,021        1,835
Accounts payable and other liabilities                                              9,157        7,521
Security deposits                                                                   3,092        2,690
Minority interest                                                                   7,556            -
                                                                                ---------    ---------
  Total liabilities                                                               549,628      505,395
Shareholders' equity (deficit) (Notes 1 and 9):
  Common shares of beneficial interest ($0.01 par value),
    500,000,000 shares authorized, 15,858,619 and 16,259,065 issued
    and outstanding at December 31, 2003 and 2002, respectively                       159          163
  Additional paid-in capital                                                      316,926      326,789
  Distributions in excess of accumulated earnings                                (272,370)    (323,541)
  Deferred compensation - restricted stock                                         (3,299)      (2,997)
  Accumulated other comprehensive loss                                             (2,054)      (2,024)
                                                                                ---------    ---------
    Total shareholders' equity (deficit)                                           39,362      (1,610)
                                                                                ---------    ---------
  Total liabilities and shareholders' equity (deficit)                          $ 588,990    $ 503,785
                                                                                =========    =========

See accompanying notes.

                           The Town and Country Trust

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) / Year ended December 31,       2003           2002        2001
----------------------------------------------------------------    --------       --------    --------
REVENUES:

Rental income                                                       $118,017       $110,232    $107,401

EXPENSES:

Operating expenses:
  Real estate taxes and insurance                                     12,647         10,945      10,066
  Utilities                                                            7,181          6,360       6,771
  Repairs and maintenance                                             14,664         12,898      11,788
  Marketing and advertising                                            4,172          3,964       3,565
  Other                                                               11,092         10,144       9,450
                                                                    --------       --------    --------
  Total operating expenses                                            49,756         44,311      41,640
Real estate depreciation                                              20,675         17,797      17,154
Interest expense                                                      28,785         25,216      24,387
General and administrative                                             5,658          5,262       4,820
Other depreciation and amortization                                      712            686         491
Separation expense (Note 8)                                                -              -       3,338
                                                                    --------       --------    --------
                                                                     105,586         93,272      91,830
                                                                    --------       --------    --------
Income before discontinued operations and minority interest           12,431         16,960      15,571
Income allocated to minority interest from continuing operations      (1,681)        (2,269)     (2,110)
Minority interest distribution less than (in excess of)
  earnings (Note 12)                                                     576           (576)          -
                                                                    --------       --------    --------
Income from continuing operations                                     11,326         14,115      13,461
                                                                    --------       --------    --------
Discontinued operations:
  Income from discontinued operations                                  2,054          3,669       1,730
  Gain on sales of properties (Note 4)                                80,081              -           -
  Impairment of assets held for disposition (Note 4)                  (4,000)             -           -
  Income allocated to minority interest from
    discontinued operations                                          (10,693)          (492)       (235)
                                                                    --------       --------    --------
  Income from discontinued operations                                 67,442          3,177       1,495
                                                                    --------       --------    --------
Net income                                                          $ 78,768       $ 17,292    $ 14,956
                                                                    ========       ========    ========
Basic earnings per share (Note 1):

  Income from continuing operations                                 $   0.72       $   0.88    $   0.86
  Income from discontinued operations                                   4.27           0.20        0.09
                                                                    --------       --------    --------
  Net income                                                        $   4.99       $   1.08    $   0.95
                                                                    ========       ========    ========
Diluted earnings per share (Note 1):

  Income from continuing operations                                 $   0.70       $   0.87     $  0.84
  Income from discontinued operations                                   4.20           0.20        0.09
                                                                    --------       --------    --------
  Net income                                                        $   4.90       $   1.07    $   0.93
                                                                    ========       ========    ========
Weighted average common shares outstanding - basic                    15,773         15,961      15,727
Dilutive effect of outstanding options and restricted shares             298            253         370
                                                                    --------       --------    --------
Weighted average common shares outstanding - diluted                  16,071         16,214      16,097
                                                                    ========       ========    ========
Dividends declared and paid per share outstanding                   $   1.72       $   1.72    $   1.72
                                                                    ========       ========    ========

See accompanying notes.

                           The Town and Country Trust

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                        Common Shares                  Distributions
                                     of Beneficial Invest  Additional  in Excess of                         Other
                                    ---------------------     Paid-In  Accumulated       Deferred   Comprehensive
(In thousands, except per share data) Shares     Amount       Capital      Earnings   Compensation           Loss     Total
                                      ------    ---------  ----------  ------------   ------------  -------------   ----------
Balance at January 1, 2001            16,009    $    160   $ 322,962   $ (300,194)    $     (2,876)          $  -   $   20,052
Comprehensive income:
  Net income                               -            -           -        14,956              -              -       14,956
                                      ------    ---------  ----------  ------------   ------------  -------------   ----------
Comprehensive income                       -            -           -        14,956              -              -       14,956
Dividends declared ($1.72 per share)       -            -           -       (27,654)             -              -      (27,654)
Amortization of deferred
  compensation                             -            -           -             -          1,284              -        1,284
Share options exercised                   59            1         853             -              -              -          854
Issuance of restricted share awards       20            -         378             -           (378)             -            -
                                      ------    ---------  ----------  ------------   ------------  -------------   ----------
Balance at December 31, 2001          16,088          161     324,193      (312,892)        (1,970)             -        9,492
Comprehensive income:
  Net income                               -            -           -        17,292              -              -       17,292
  Unrealized loss on derivative
    financial instruments (Note 14)        -            -           -             -              -         (2,024)      (2,024)
                                      ------    ---------  ----------  ------------   ------------  -------------   ----------
Comprehensive income                       -            -           -        17,292              -         (2,024)      15,268

Dividends declared ($1.72 per share)       -            -           -       (27,941)             -              -      (27,941)
Amortization of deferred
  compensation                             -            -           -             -            597              -          597

Share options exercised, net of 22
  shares surrendered                     138            1       1,878             -              -              -        1,879

Issuance of restricted share awards,
  net of 45 shares surrendered            31            1         677             -         (1,624)             -         (946)

Issuance of common shares through
  Dividend Reinvestment and Share
    Purchase Plan (Note 11)                2            -          41             -              -              -           41
                                      ------    ---------  ----------  ------------   ------------  -------------   ----------
Balance at December 31, 2002          16,259          163     326,789      (323,541)        (2,997)        (2,024)      (1,610)

Comprehensive income:

  Net income                               -            -           -        78,768              -              -       78,768
  Unrealized loss on derivative
    financial instruments (Note 14)        -            -           -             -              -            (30)         (30)
                                      ------    ---------  ----------  ------------   ------------  -------------   ----------

Comprehensive income                       -            -           -        78,768              -            (30)      78,738

Dividends declared ($1.72 per share)       -            -           -       (27,597)             -              -      (27,597)

Amortization of deferred
  compensation                             -            -           -             -            738              -          738

Share options exercised                   52            -         709             -              -              -          709
Issuance of restricted share awards,
  net of 4 shares surrendered             51            1       1,035             -         (1,040)             -           (4)

Issuance of common shares through
  Dividend Reinvestment and Share
    Purchase Plan (Note 11)              144            1       3,386             -              -              -        3,387

Repurchase of common shares of
  beneficial interest (Note 6)          (647)          (6)    (14,993)            -              -              -      (14,999)
                                      ------    ---------  ----------  ------------   ------------  -------------   ----------
Balance at December 31, 2003          15,859    $     159  $  316,926  $   (272,370)  $     (3,299) $     (2,054)   $   39,362
                                      ======    =========  ==========  ============   ============  =============   ==========

See accompanying notes.

                           The Town and Country Trust

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           (In thousands) / Year ended December 31,                    2003       2002        2001
----------------------------------------------------------------     --------   --------    --------
OPERATING ACTIVITIES
 Net income                                                          $ 78,768   $ 17,292    $ 14,956
 Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                    22,442     19,122      18,138
      Depreciation and amortization from discontinued operations        2,606      3,461       3,292
      Income allocated to minority interest                            11,798      3,337       2,345
     Amortization of deferred compensation                                738        597       1,284
      Gain on sales of properties                                     (80,081)         -           -
      Impairment on assets held for disposition                         4,000          -           -
      Changes in operating assets and liabilities:
        Decrease (increase) in restricted cash                            245       (200)       (250)
        (Increase) decrease in other assets                              (530)     1,074         101
        Increase (decrease) in accounts payable, other
        liabilities, accrued interest and security deposits             3,121     (1,808)      2,355
                                                                     --------   --------    --------
   Net cash provided by operating activities                           43,107     42,875      42,221
 INVESTING ACTIVITIES

 Acquisitions of operating properties                                (117,435)         -           -
 Net proceeds from disposition of properties                          117,209          -           -
 Capital expenditures, net                                            (30,359)   (25,615)    (21,335)
                                                                     --------   --------    --------
 Net cash used in investing activities                                (30,585)   (25,615)    (21,335)
 FINANCING ACTIVITIES
 Net (payments) borrowings on mortgage notes payable                  (41,224)    32,613        (359)
 Net (payments) borrowings on notes payable - unsecured                     -    (16,000)     11,000
 Proceeds from issuance of Convertible Senior Notes                    74,750          -           -
 Payment of financing costs                                            (3,676)    (1,715)        (54)
 Proceeds from issuance of shares under share purchase plan             3,387         41           -
 Proceeds from exercise of share options                                  705        933         854
 Repurchase of common shares of beneficial interest                   (14,999)         -           -
 Dividends paid to shareholders                                       (27,597)   (27,941)    (27,654)
 Distributions to minority interest holders                            (4,242)    (4,242)     (4,243)
                                                                     --------   --------    --------
 Net cash used in financing activities                                (12,896)   (16,311)    (20,456)
                                                                     --------   --------    --------
 (Decrease) increase in cash and cash equivalents                        (374)       949         430
 Cash and cash equivalents at beginning of period                       2,641      1,692       1,262
                                                                     --------   --------    --------
 Cash and cash equivalents at end of period                          $  2,267   $  2,641    $  1,692
                                                                     ========   ========    ========
 Cash interest paid                                                  $ 29,074   $ 28,814    $ 30,397
                                                                     ========   ========    ========

See accompanying notes.

                           The Town and Country Trust

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 01 Organization and Significant Accounting Policies

ORGANIZATION The Town and Country Trust (the "Trust"), a Maryland business trust, is a self-administered and self-managed real estate investment trust ("REIT") organized in 1993 to own and operate a portfolio of multifamily residential properties.

         The Trust, through its Operating Partnership, The TC Operating Limited Partnership (collectively, the "Company"), owned 13,645 apartment homes in 40 apartment communities (including two apartment communities held for sale at December 31, 2003) in selected markets in the Mid-Atlantic and Southeast at December 31, 2003.

PRINCIPLES OF CONSOLIDATION The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

REAL ESTATE ASSETS, DEPRECIATION AND IMPAIRMENT Real estate assets held for investment are carried at historical cost, less accumulated depreciation. Expenditures for repairs and maintenance are expensed as incurred. Significant expenditures for improvements, renovations and replacements are capitalized.

         The Company accounts for the acquisitions of real estate in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, utilizing the purchase method and includes the results of the acquisition properties in the Company's results of operations from the date of acquisition. The Company allocates the purchase price to the acquired tangibles, consisting of land, building and improvements, and, if material, identified intangible assets and liabilities consisting of above/below market leases and at-market leases in place based on their fair values.

         If there is an event or change in circumstance that indicates an impairment in the value of an apartment community has occurred, the Company's policy is to assess any impairment in value by comparing the current and estimated future undiscounted operating cash flows of the community over its remaining useful life to the carrying amount of the asset. If such carrying amounts exceed the estimated projected operating cash flows of the community, the Company would recognize an impairment loss equal to the amount necessary to adjust the carrying amount of the asset to its estimated fair market value. The Company did not recognize any impairment losses in 2003, 2002 or 2001 on any of its properties held for investment. However, as discussed in Note 4, the Company recognized an impairment loss in 2003 related to a property held for disposition as of December 31, 2003.

         Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 27-1/2 to 40 years for buildings, 15 to 20 years for major improvements and 3 to 12 years for furniture, fixtures and equipment. Depreciation expense was $21,387,000, $18,483,000 and $17,645,000 for 2003, 2002 and 2001, respectively. Intangible assets relating to the value of in-place leases for community acquisitions are amortized over the remaining term of the tenant leases.

DISCONTINUED OPERATIONS On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that the assets and liabilities and the results of operations of any communities which have been sold since January 1, 2002, or otherwise qualify as held for sale, be presented as discontinued operations in the Company's Consolidated Financial Statements in both current and prior periods presented. The community specific components of net income that are presented as discontinued operations include net operating income, depreciation expense, minority interest and interest expense. In addition, the net gain or loss (including any impairment charge) on the disposition of communities held for sale is presented as discontinued operations. A change in presentation for discontinued operations will not have any impact on the Company's financial conditions or results of operations. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less costs to sell, and are presented separately in the accompanying Consolidated Balance Sheet. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets.

CASH AND CASH EQUIVALENTS The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

DEFERRED FINANCING COSTS Deferred financing costs include certain fees and other external costs incurred in connection with debt financings and are amortized to interest expense using the straight-line method, which approximates the effective interest method, over the term of the related debt. Deferred financing costs at December 31, 2003 and 2002 are presented net of accumulated amortization of $3,272,000 and $2,394,000, respectively. Amortization of deferred financing costs are included in interest expense and totaled $1,055,000, $638,000 and $494,000, during 2003, 2002 and 2001, respectively.

INTEREST RATE RISK MANAGEMENT SFAS No. 133, Accounting for Certain Derivative Instruments and Hedging Activities, as amended, was adopted by the Company on January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring all derivative financial instruments to be carried in the balance sheet as either an asset or liability meas-

                           THE TOWN AND COUNTRY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedge transaction. For derivative financial instruments that qualify as cash flow hedges, changes in fair value of the derivative instrument is reported as a component of other comprehensive income with a corresponding offset to other assets and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. For hedges where a change in the fair value of the derivative exceeds the change in the fair value of the hedged item, the ineffective portion, if any, is recognized in other income/expense in current period earnings. The Company uses derivative financial instruments in the normal course of business to limit its exposure to fluctuations in interest rates. The Company does not enter into derivative instruments for speculative purposes.

         To manage interest rate risk, the Company may employ interest rate swaps, caps and floors, options, forwards or a combination thereof, depending on the underlying exposure. Interest rate swaps and collars are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract or collar agreement, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by any of its counterparties. Net interest differentials to be paid or received under a swap contract and/or collar agreement are accrued as interest expense as incurred or earned.

REVENUE RECOGNITION Revenues from rental property are recognized when due from tenants. Leases are generally for terms of one year or less.

REAL ESTATE SALES Gains on sales of real estate assets are recognized pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate. The specific timing of the recognition of the sale and the related gain is measured against the various criteria in SFAS No. 66 related to the terms of the transactions and any continuing involvement associated with the assets sold. To the extent the sales criteria are not met, the Company defers gain recognition until the sales criteria are met.

ADVERTISING AND PROMOTION COSTS Advertising and promotion costs are expensed as incurred. Total advertising and promotion expense for each of the years ended December 31, 2003, 2002 and 2001 was $1,110,000, $1,171,000 and $1,162,000,
respectively.

EARNINGS PER COMMON SHARE Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed based upon common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company's average stock price.

MINORITY INTEREST There were 2,466,535 limited partnership units in The TC Operating Limited Partnership at December 31, 2003 and 2002 not held by the Company which were outstanding and could be exchanged for cash, or, at the Company's option, common shares of beneficial interest of the Company on a one-for-one basis. This exchange right has not been considered in the computation of per share data, as it does not have a dilutive effect.

USE OF ESTIMATES The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, equity, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

STOCK BASED COMPENSATION The Company accounts for its stock based employee compensation plans using the intrinsic value method under the recognition and measurement principle of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, and other criteria are met, no compensation expense is recognized.

NEW ACCOUNTING PRONOUNCEMENTS In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which clarifies the accounting and reporting for derivative instruments, including derivative instruments that are embedded in contracts. This statement is effective for contracts entered into or modified after June 30, 2003. The Company's adoption of this pronouncement, effective July 1, 2003, did not have a material impact on the Company's financial condition or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for the classification and measurement of financial instruments that possess characteristics similar to both liability and equity instruments. SFAS No. 150 also addresses the classification of certain financial instruments that include an obligation to issue equity shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period commencing after June 15, 2003. The Company's adoption of this pronouncement, effective July 1, 2003, had no impact on the Company's financial condition or results of operations.

RECLASSIFICATIONS Certain previously reported amounts have been reclassified to conform to the current presentation.

NOTE 02 Restricted Cash

The Company maintains certificates of deposit, all with maturities of three months or less, to cover the aggregate amount of resident security deposits retained by the respective communities in certain states.

NOTE 03 Real Estate

The following is a reconciliation of the carrying amount of real estate held for investment:

   (In thousands)          2003       2002       2001
----------------------   --------   --------   --------
Balance at January 1     $671,519   $648,646   $629,207
Real estate purchased     117,435          -          -
Improvements               26,491     22,991     19,439
Real estate sold             (679)      (118)         -
                         --------   --------   --------
Balance at December 31   $814,766   $671,519   $648,646
                         ========   ========   ========

The Company's operating properties are located in the Mid-Atlantic region and in Florida. The following is a summarization of the cost, accumulated depreciation and indebtedness of the Company's real estate held for investment by operating market.


                                  Number of   Carrying   Accumulated     Net Carrying
      (In thousands)            Communities   Value(1)   Depreciation           Value    Encumbrances(2)
----------------------------    -----------   --------   ------------    ------------    ---------------
Baltimore                                12   $295,526   $    120,358    $175,168        $     153,414
Metropolitan Washington D.C.
  Northern Virginia                       6    192,239         48,654     143,585              102,075
  Maryland suburbs                        4     67,487         31,647      35,840               42,974
Delaware                                  2     31,351          8,340      23,011               18,225
Pennsylvania                              7     85,852         50,279      35,573               40,500
Orlando, Florida                          3     63,297          8,599      54,698               34,650
Sarasota/Bradenton, Florida               3     43,861          5,285      38,576               23,855
Palm Beach Gardens, Florida               1     35,153          3,441      31,712               11,625
                                         --   --------   ------------    --------        -------------
                                         38   $814,766   $    276,603    $538,163        $     427,318
                                         ==   =======    ============    ========        =============

(1) Carrying value consists of initial acquisition costs plus improvements subsequent to acquisition.

(2) 33 properties are cross-collateralized with $375 million outstanding at December 31, 2003 under the Company's existing credit facility.

On April 30, 2003, the Company acquired two apartment communities containing a total of 405 apartment homes in Baltimore, Maryland, for approximately $64.4 million, including acquisition costs. On September 29, 2003, the Company acquired another apartment community containing 328 apartment homes in Herndon, Virginia, for approximately $53.0 million, including acquisition costs. The acquisitions were initially funded using the Company's existing credit facilities and the Company's Convertible Senior Notes (see Note 6). The properties were acquired as part of like-kind exchanges under Section 1031 of the Internal Revenue Code (see Note 4).

         The Company accounted for the acquisitions utilizing the purchase method and, accordingly, the results of the acquisition properties are included in the Company's results of operations from the date of acquisition. The Company allocated the purchase price to the acquired tangibles, consisting of land, building and improvements, and, if material, identified intangible assets and liabilities consisting of above/below market leases and at-market leases in place based on their fair values, as follows (in thousands):

Land                           $ 12,804
Building and improvements       103,796
Other                               835
                               --------
Total                          $117,435
                               ========

The following unaudited pro forma results of operations of the Company reflect the acquisition of the three apartment communities as if these transactions had occurred on January 1, 2003, 2002, and 2001.

(In thousands, except per share data)          2003             2002             2001
                                           -----------      -----------      -----------
Revenues                                   $   123,737      $   121,668      $   118,628
Net income                                 $    78,619      $    16,823      $    14,602
Income per share - basic                   $      4.98      $      1.05      $      0.93
Income per share - diluted                 $      4.89      $      1.04      $      0.91
                                           ===========      ===========      ===========

Note 04 Discontinued Operations

The Company sold five of its apartment communities in 2003 with aggregate sale proceeds of approximately $117,209,000. For financial reporting purposes, the Company recorded a gain of $80,081,000.

      The Company has classified two of its apartment communities as held for disposition at December 31, 2003, as it is actively marketing the sale of these two communities. Based on the carrying value of one of these apartment communities and the Company's estimate of its fair value less costs to sell, the Company recorded an impairment charge of $4,000,000 during 2003.

      The results of operations for these seven properties are classified on the Consolidated Statements of Operations as, "Income from discontinued operations" and the assets and liabilities are included in "Real estate and other assets held for disposition" and "Mortgage notes payable and other liabilities held for disposition" on the Company's Consolidated Balance Sheets. Condensed financial information of the results of operations of the seven apartment communities is as follows:

(In thousands)                             2003         2002         2001
                                         -------      -------      -------
Rental income                            $15,132      $20,186      $19,530
Operating expenses                         7,475        8,759        8,204
Real estate depreciation                   2,500        3,356        3,205
Interest expense                           3,724        4,402        6,391
Gain on involuntary conversion               621           --           --
-----------------------------------      -------      -------      -------
Income from discontinued operations      $ 2,054      $ 3,669      $ 1,730
                                         =======      =======      =======

Condensed balance sheet information for the apartment communities classified as discontinued operations consisted of the following at December 31, 2003 and 2002:

(In thousands)                                                            2003            2002
                                                                       ---------       ---------
Land                                                                   $   6,032       $  12,265
Building and improvements                                                 32,901         119,187
Other                                                                         78             495
Accumulated depreciation                                                  (6,694)        (59,911)
Other assets                                                                 244           1,300
                                                                       ---------       ---------
Real estate and other assets held for disposition                      $  32,561       $  73,336
                                                                       =========       =========
Mortgage notes payable                                                 $  23,475       $  70,014
Other liabilities                                                            259           1,332
                                                                       ---------       ---------
Mortgage notes payable and other liabilities held for disposition      $  23,734       $  71,346
                                                                       =========       =========

Note 05 Mortgage Notes Payable

In April 2003, the Company expanded its existing credit facility with Fannie Mae by $49.2 million to $488.2 million based upon increases in the valuation of the properties in the collateral pool. The collateralized facility matures in April 2008. At December 31, 2003, total outstanding borrowings under the facility were $375,000,000. Of the $375,000,000 outstanding at December 31, 2003, $300,000,000 bears interest at a fixed rate of 6.91%. The remaining $75,000,000 is outstanding at variable rates and can be converted to a fixed-rate term loan at the Company's option. The Company executed floating to fixed rate interest rate swap agreements, to effectively fix the interest rate on $40 million of its floating rate debt from January 2003 through March 2007. After giving effect to the swaps, the weighted average interest rate on the Company's $75 million of floating rate debt at December 31, 2003 was 3.40%.

      Total outstanding borrowings under the facility as of December 31, 2002 were $415,152,000 of which $46,538,000 was allocated to properties held for disposition. Of the $415,152,000, $300,000,000 bears interest at a fixed rate of 6.91%. The remaining $115,152,000 was outstanding at a weighted-average variable rate of 2.85% at December 31, 2002.

      The Company has a $50 million bank line of credit. Advances under the line bear interest at 120 basis points over LIBOR and are due on demand. Up to $10 million of the line may be used for working capital purposes and $40 million may be used to fund acquisitions. In October 2003, the Company renewed this line of credit through October 2004 and at the Company's option the line may be extended through October 2005. As of December 31, 2003 and 2002, no amounts were outstanding under the line.

      The Company uses interest rate protection agreements to reduce the potential impact of increases in interest rates as required by the loan agreement covering its secured credit facility. The Company maintains two interest rate protection agreements for $139 million and $49.2 million, capping the Company's exposure to LIBOR at 9.35% and 7.5%, respectively, through March 2007. In addition, the Company executed two $20 million floating to fixed interest rate swaps to effectively fix the interest rate on $40 million of floating rate debt under the secured facility at a blended rate of approximately 4.57%. The Company simultaneously sold two $20 million interest rate caps, capping LIBOR at 9.35%. These interest rate protection agreements hedge interest payments consistent with the Company's risk management objective and strategy to reduce exposure to variability in cash flows attributable to increases in LIBOR.

      The Company also has mortgages that were obtained in connection with the purchase or refinancing of certain properties. Information concerning these mortgages is summarized below:


                                                   Balance at December 31,
                                                   -----------------------
Type               Interest Rate   Maturity         2003            2002
----               -------------   --------         ----            ----
Amortizing                 7.74%     2003      $         --      $ 9,570,000
Amortizing         4.11% - 4.18%     2007      $ 24,950,000      $        --
Non-amortizing             6.81%     2009      $ 33,175,000*     $33,175,000*
Amortizing                 7.85%     2009      $ 17,668,000      $17,689,000

* Includes $23,475,000 of mortgage debt allocated to properties held for disposition.

All of the Company's 40 properties are secured by first and/or second priority mortgages. In connection with the mortgages, the Company maintains annually renewable bank letters of credit totaling $6,450,000 in lieu of maintaining real estate tax escrow deposits. Certain loan agreements contain restrictive covenants relating to the maintenance of specified financial performance ratios. As of December 31, 2003, the Company was in compliance with these covenants.

      The following is a summary of scheduled debt maturities including $23,475,000 of debt allocated to properties held for disposition:

(In thousands)
2004                                 $    661
2005                                      697
2006                                      736
2007                                   23,841
2008                                  375,298
Thereafter                            124,310
                                     --------
Total scheduled debt maturities      $525,543
                                     ========

Note 06 5.375% Convertible Senior Notes

In August 2003, the Company sold $74.75 million aggregate principal amount of 5.375% Convertible Senior Notes due 2023 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes mature on August 15, 2023 and are convertible into the Company's common shares under certain circumstances, provided that the share price exceeds $30.61 for a specified period of time. The initial conversion rate of the notes is 39.20185 shares per $1,000 principal amount of notes (equivalent to $25.51 per share). The conversion rate will be adjusted under certain circumstances, including stock splits, stock dividends and increases in the dividend rate over the current quarterly rate of $.43 per share. The shares will be considered in diluted earnings per share when the conditions that permit conversion have occurred. The notes are redeemable at the Company's option for shares or cash at any time on or after August 21, 2010 and are subject to repurchase at the option of the holder on August 15, 2008, August 15, 2010, August 15, 2013 and August 15, 2018, or upon the occurrence of certain events. The notes are unsecured and unsubordinated obligations of the Company. The shares will be considered in diluted earnings per share when the conditions that permit conversion have occurred. Concurrent with the offering, the Company used approximately $15.0 million of the proceeds to purchase and retire 646,800 of its common shares at $23.19 per share in privately negotiated transactions.

Note 07 Income Taxes

Since its inception, the Trust has elected to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code. As a REIT, the Trust generally is not subject to Federal income taxes provided that it meets certain conditions, including the requirement that it distributes at least 90% of its REIT taxable income to its shareholders. Management believes that the Trust has qualified as a REIT for 2003, 2002 and 2001. Accordingly, no provision has been made for Federal income taxes. Although the Trust qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to Federal income and excise taxes on its undistributed income, if any.

      The Company makes a number of special allocations for tax purposes only. In general, 100% of the interest deductions related to $232,000,000 of borrowings are allocated to the Trust and 85% of depreciation deductions related to certain communities are allocated to the minority interest ownership.

      The following table reconciles GAAP net income to Federal taxable income for the years ended December 31, 2003, 2002 and 2001:

(In thousands, unaudited)                                     2003           2002           2001
                                                            --------       --------       --------
GAAP net income                                             $ 78,768       $ 17,292       $ 14,956
Book/tax depreciation and amortization difference                404           (272)           (69)
Book/tax gain on 1031 tax deferred exchange difference       (80,036)            --             --
Book impairment on property held for disposition               4,000             --             --
Separation expense, timing differences                          (406)        (1,982)         2,388
Deferred compensation, timing differences                        734         (1,666)           419
Other operating book/tax differences, net                     (1,417)        (1,219)        (1,187)
Book/tax minority interest allocation difference              14,925          5,757          3,354
                                                            --------       --------       --------
REIT taxable income before dividends                        $ 16,972       $ 17,910       $ 19,861
                                                            --------       --------       --------
Dividends paid                                              $ 27,597       $ 27,941       $ 27,654
                                                            ========       ========       ========

For income tax purposes, dividends to common shareholders consist of ordinary income and return of capital. For the years ended December 31, 2003, 2002 and 2001, dividends paid per share were taxable as follows:

                               2003                  2002                   2001
                               ----                  ----                   ----
(Unaudited)            Amount        %        Amount        %        Amount        %
-----------            ------        -        ------        -        ------        -
Ordinary income        $ 1.10       64.2%     $ 1.13       65.9%     $ 1.29       74.8%
Return of capital         .62       35.8%        .59       34.1%        .43       25.2%
                       ------     ------      ------     ------      ------     ------
Total dividend         $ 1.72      100.0%     $ 1.72      100.0%     $ 1.72      100.0%
                       ======      =====      ======      =====      ======      =====

Note 08 Separation Expenses

During the first quarter of 2001, the Company recorded a nonrecurring charge of approximately $3.3 million, relating to the departure of two senior executives and one non-executive officer. Included in this charge is approximately $1.2 million of non-cash items relating principally to the vesting of restricted stock grants made in prior years.

Note 09 Employee Benefit Plans

SHARE OPTION PLANS In 1993, the Company established a long-term incentive plan for the purpose of attracting and retaining executive officers, other key employees and non-employee trustees (the "1993 Plan"). The 1993 Plan provides for the granting of restricted stock and share options (incentive and non-qualified) to purchase up to 750,000 shares of the Company's common shares at prices not less than the fair market value at the date of grant. The 1993 Plan expired in May 2003. During 1997, the Company established an additional long-term incentive plan (the "1997 Plan"). The 1997 Plan provides for the granting of options to purchase up to 1,200,000 of the Company's common shares at a price not less than the fair market value at the date of grant.

      Under the Plans, options generally become exercisable in equal installments over a three-year period, commencing with the first anniversary of the date of grant. All options expire ten years from the date of grant.

      A summary of the Company's share option activity during the three years ended December 31, 2003 is as follows:

                                        Incentive    Non-qualified                        Weighted Average
                                         Options        Options          Option Price      Exercise Price
                                         -------        -------          ------------      --------------
Balance at January 1, 2001               289,013        243,433        $13.50 - $22.00       $14.98
Granted                                   40,990         45,010        $19.125 - $19.36      $19.34
Exercised                                (47,923)       (11,365)       $14.00 - $15.25       $14.75
Forfeited                                   (666)            --                 $15.25       $15.25
                                         -------        -------
Balance at December 31, 2001             281,414        277,078        $13.50 - $22.00       $15.68
Granted                                   96,247        140,753        $20.99 - $21.30       $21.29
Exercised                               (102,744)       (57,710)       $14.00 - $15.25       $14.78
Forfeited                                   (200)            --                 $15.125      $15.13
                                         -------        -------
Balance at December 31, 2002             274,717        360,121        $13.50 - $22.00       $18.00
Granted                                       --          8,000                 $21.28       $21.28
Exercised                                (39,671)       (12,000)       $14.00 - $22.00       $16.04
Forfeited                                (14,589)        (4,000)       $14.75 - $22.00       $16.44
                                         -------        -------
Balance at December 31, 2003             220,457        352,121        $13.50 - $21.28       $18.28
                                         =======        =======

Shares exercisable at December 31:
  2003                                   143,628        263,619        $14.00 - $21.28       $17.11
                                         =======        =======
  2002                                   151,143        201,361        $13.50 - $22.00       $15.66
                                         =======        =======
  2001                                   221,460        223,700        $13.50 - $22.00       $15.05
                                         =======        =======

An additional 439,200, 500,950 and 814,000 common shares have been authorized for issuance in future grants of options under the Plans as of December 31, 2003, 2002 and 2001, respectively. The option price of future grants may not be less than the fair market value of the shares on the date of grant. Pro forma information regarding net income and earnings per share as required by Statement 148, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement, is set forth in the table below:

(In thousands, except per share information)                    2003             2002             2001
                                                             ----------       ----------       ----------
Net income, as reported                                      $   78,768       $   17,292       $   14,956
Add: Total stock compensation expense included
  in reported net income                                            738              597            1,284
Less: Total stock based compensation expense determined
  under the fair value method for all awards                       (844)            (688)          (1,356)
                                                             ----------       ----------       ----------
Pro forma net income                                         $   78,662       $   17,201       $   14,884
                                                             ==========       ==========       ==========
Earnings per share:
  Basic, as reported                                         $     4.99       $     1.08       $      .95
  Basic, pro forma                                           $     4.99       $     1.08       $      .95
  Diluted, as reported                                       $     4.90       $     1.07       $      .93
  Diluted, pro forma                                         $     4.89       $     1.06       $      .92

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for the options was estimated at the date of grant using Black-Scholes option valuation model with the following weighted-average assumptions:

                                                 2003          2002          2001
                                               -------       -------       -------
Risk free interest rate                            4.6%          4.3%          4.9%
Dividend yield                                     8.8%          8.1%          8.9%
Volatility factor                                  .18           .17           .18
Weighted-average expected life (in years)            5             5             5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected share price volatility. Because the Company's employee share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee share options.

      The weighted average per share fair value of options granted during the years ended December 31, 2003, 2002 and 2001 was $.87, $1.10 and $.94,
respectively. The weighted average remaining contractual life of options granted is 5.58 years.

401(K) PLAN The Company has a 401(k) Plan that covers substantially all of its associates with more than thirty days of service. Effective January 1, 2001, the 401(k) Plan was amended to comply with Internal Revenue Service requirements to qualify as a 401(k) Safe Harbor Plan whereby discretionary contributions made by the Company are 100% vested. Prior to the amendment, the Plan provided for vesting over a five-year period beginning with the completion of three years of service. The aggregate cost of the Company's contributions to the 401(k) Plan was $483,000, $472,000, and $403,000 for the years ended December 31, 2003,
2002, and 2001, respectively.

RESTRICTED SHARES From 1995 through 2002, the Company granted 429,250 restricted common shares to certain officers, pursuant to the 1993 and 1997 Plans. In January 2003, the Company granted an additional 54,750 restricted shares under the 1997 Plan. The stock price on the date of grant was $20.51. Under the terms of the grants issued prior to 2003, the shares become fully vested upon termination of the officer-shareholder's employment due to (i) retirement from the Company; (ii) death or disability or (iii) a change of control, as defined in the Plans. Should an officer-shareholder leave the Company for any other reason, the restricted shares are subject to forfeiture. Under the terms of the 2003 grants, the shares become vested 20% per year in years four through eight of the restricted stock agreement. Should the officer-shareholder leave prior to full vesting, any unvested portion of the grant is subject to forfeiture. The market value of the shares awarded as of the dates of grant has been recorded as Unearned Compensation - Restricted Stock and the unamortized portion ($3,299,000 and $2,997,000 at December 31, 2003 and 2002, respectively) is reflected in the accompanying Balance Sheet as a separate component of Shareholders' Equity and is amortized into income as deferred compensation expense over the estimated vesting period. Such deferred compensation totaled $738,000, $597,000 and $1,284,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization for 2001 includes accelerated vesting of $865,000 classified as separation expense (See Note 8).

SUPPLEMENTAL EMPLOYEES RETIREMENT PLAN The Company has a split-dollar life insurance plan for certain officers. The Company advances the premiums on life insurance policies for certain officers where such advances are not considered loans under the Sarbanes-Oxley Act of 2002. The policies are assigned to the Company. In the event of retirement or death, the Company will be repaid the aggregate amount of premiums paid from the cash surrender value at the time the benefits are paid. The remaining value is paid to the employee or beneficiary. The aggregate cash surrender values of the policies totaled $447,000 and $404,000 as of December 31, 2003 and 2002 respectively, and are recorded as an asset to the Company. In 2004, the Company elected to discontinue paying premiums on all split dollar policies. The cash surrender values will remain in place until the officers covered under the plan retire or leave the Company's employment.

Note 10 Leases

The Company leases certain office facilities and equipment under noncancellable operating leases. Future minimum rental commitments under noncancellable leases with remaining terms in excess of one year are as follows at December 31, 2003:

                           (In thousands)
2004                          $  511
2005                             293
2006                             293
2007                             293
2008                             293
Thereafter                       146
                              ------
Total rental commitments      $1,829
                              ======

Total rent expense for the years ended December 31, 2003, 2002, and 2001 was approximately $552,000, $483,000 and $488,000, respectively.

Note 11 Dividend Reinvestment and Share Purchase Plan

In July 2002, the Company adopted a Dividend Reinvestment and Share Purchase Plan (the "Plan") pursuant to which shareholders may purchase additional shares of beneficial interest through reinvestment of dividends or by optional cash investment. Shares may be acquired by the Plan either from the Company issuing new shares or by the Plan administrator acquiring shares in the open market. The Company has registered 750,000 common shares of beneficial interest for potential issuance under the Plan.

Year ended December 31,                 2003         2002
                                      -------      -------
Total shares acquired                 145,720        3,951
Shares purchased from Company         144,135        1,865
Weighted average price per share      $ 23.50      $ 21.93

At December 31, 2003, 604,000 shares remain available for future purchases under the Plan.

Note 12 Distributions to Minority Interest Less than (in Excess of) Earnings

During 2002, the amount reported under the caption "Minority interest" in the accompanying Balance Sheet was reduced to zero. Accounting principles generally accepted in the United States require that, for financial reporting purposes, an additional allocation of income be made to the minority interest account in an amount necessary to keep such balance from falling below zero since there is no requirement for the unit holders to make additional contributions. During 2003, earnings were in excess of distributions to the minority interests and, therefore, the Company reallocated the $576,000 that had previously been so allocated to the minority interests.

Note 13 Related Party Transactions

At December 31, 2003 and 2002, the Company had unsecured loans receivable from one officer in the aggregate amount of $85,000 and $106,000, respectively. The loans bear interest at rates comparable to the rate earned on the Company's invested funds.

Until December 2002, a Trustee of the Company was a partner in a law firm that serves as general counsel to the Company. The Company incurred fees of $302,000 and $411,000 for legal services provided by this firm during 2002 and 2001, respectively.

Note 14 Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2003 and 2002. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                             DECEMBER 31, 2003                 December 31, 2002
                                             -----------------                 -----------------
(In thousands)                        Carrying Amount     Fair Value     Carrying Amount      Fair Value
--------------                        ---------------     ----------     ---------------      ----------
Fixed rate mortgages                     $375,793          $417,781          $360,614          $404,690
Floating rate mortgages                  $ 75,000          $ 75,000          $131,402          $131,402
5.375% Convertible Senior Notes          $ 74,750          $ 74,444          $     --          $     --

The carrying amounts shown in the above table are included in the accompanying Balance Sheet under the captions "Mortgage notes payable," "5.375% Convertible Senior Notes due 2023" and "Mortgage notes payable and other liabilities held for disposition." The fair value of the fixed rate portion of the Company's mortgage notes payable is estimated by discounting expected cash flows based on the Company's incremental borrowing rate for similar types of borrowing arrangements. The floating rate portion of the Company's mortgage notes payable approximated market. Cash equivalents, other assets, accounts payable and other liabilities are carried at amounts that reasonably approximate their fair value.

      The following table presents the fair value of outstanding derivative financial instruments, based on external market quotations as of December 31, 2003.


Notional Amount       Fixed Rate     Type of Contract            Effective Date      Contract Maturity     Fair Value
---------------       ----------     ----------------            --------------      -----------------     ----------
$139,000,000               9.35%     Cap                          April, 2002          April, 2007         $   145,000
$ 49,172,000               7.50%     Cap                          April, 2003          April, 2007         $   106,000
$(40,000,000)              9.35%     Cap                          January, 2003        April, 2007         $   (42,000)
$ 20,000,000               4.84%     Swap (Floating to Fixed)     January, 2003        April, 2007         $(1,285,000)
$ 20,000,000               3.48%     Swap (Floating to Fixed)     January, 2003        April, 2007         $  (423,000)

The following is a summary of the derivative transactions for years ended December 31, 2003 and 2002. There were no derivative transactions for the year ended December 31, 2001.

(In thousands) / Year ended December 31,             2003           2002
---------------------------------------------      --------       --------
Net income                                         $ 78,768       $ 17,292
Other comprehensive income (loss) -
  unrealized gain (loss) on hedge instruments           (30)        (2,024)
                                                   --------       --------
Comprehensive Income                               $ 78,738       $ 15,268
                                                   ========       ========
Adjustment to net income related to the
  ineffective portion of hedge instruments         $     34       $    (56)

The Company expects to reclassify approximately $1,101,000 of unrealized losses into earnings in the next twelve months.

Note 15 Unaudited Quarterly Results of Operations

The following is a summary of quarterly results of operations for the years ended December 31, 2003 and 2002.

(In thousands, except per share data) / Quarter ended      March 31         June 30      September 30    December 31
                                                           --------         -------      ------------    -----------
2003
Revenues                                                  $   27,756      $   28,875      $   30,108      $   31,278
Income before discontinued operations
  and minority interest                                        3,457           2,882           3,364           2,728
Income from continuing operations                              2,592           1,924           4,457           2,353
Income from discontinued operations                            1,271             666          35,660          29,845
Net income                                                     3,863           2,590          40,117          32,198
Basic earnings per share
  Income from continuing operations                       $      .16      $      .12      $      .29      $      .15
  Income from discontinued operations                            .08             .04            2.28            1.93
                                                          ----------      ----------      ----------      ----------
  Net income                                              $      .24      $      .16      $     2.57      $     2.08
                                                          ==========      ==========      ==========      ==========
Diluted earnings per share
  Income from continuing operations                       $      .16      $      .12      $      .28      $      .15
  Income from discontinued operations                            .08             .04            2.24            1.89
                                                          ----------      ----------      ----------      ----------
  Net income                                              $      .24      $      .16      $     2.52      $     2.04
                                                          ==========      ==========      ==========      ==========
2002
Revenues                                                  $   26,818      $   27,455      $   27,979      $   27,980
Income before discontinued operations
  and minority interest                                        3,905           4,327           4,420           4,308
Income from continuing operations                              3,376           3,748           3,628           3,363
Income from discontinued operations                              816             848             760             753
Net income                                                     4,192           4,596           4,388           4,116
Basic earnings per share
  Income from continuing operations                       $      .21      $      .24      $      .22      $      .21
  Income from discontinued operations                            .05             .05             .05             .05
                                                          ----------      ----------      ----------      ----------
  Net income                                              $      .26      $      .29      $      .27      $      .26
                                                          ==========      ==========      ==========      ==========
Diluted earnings per share
  Income from continuing operations                       $      .21      $      .23      $      .22      $      .21
  Income from discontinued operations                            .05             .05             .05             .04
                                                          ----------      ----------      ----------      ----------
  Net income                                              $      .26      $      .28      $      .27      $      .25
                                                          ==========      ==========      ==========      ==========

Note 16 Subsequent Events

On February 3, 2004, the Company sold 1.41 million shares of its common shares of beneficial interest in a private sale at a negotiated price of $24.80 per share for net proceeds of approximately $34.9 million. The sale was made pursuant to the Company's existing shelf registration statement as previously filed with the Securities and Exchange Commission.

      On February 18, 2004, the Board of Trustees declared a quarterly dividend of $.43 per share, aggregating approximately $7,500,000. Concurrent with the payment of the dividend, a limited partnership ownership distribution of approximately $1,100,000 will be made to the minority interest holders. The dividend and distribution will be paid on March 10, 2004 to holders of record as of March 1, 2004.

                         Report of Independent Auditors

To The Board of Trustees and Shareholders
The Town and Country Trust

We have audited the accompanying consolidated balance sheets of The Town and Country Trust and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Town and Country Trust and subsidiaries at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                            /s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 18, 2004

(b)      SUPPLEMENTARY DATA

             Schedule III--Real Estate and Accumulated Depreciation
                           The Town and Country Trust
                                December 31, 2003
                                 (in thousands)

                                                                                        GROSS AMOUNT AT WHICH
                                           INITIAL COST (c)                           CARRIED AT CLOSE OF PERIOD
                                       ------------------------                    --------------------------------
                         NON-RECOURSE             BUILDINGS       IMPROVEMENTS                BUILDINGS              ACCUMULATED
        PROPERTY           MORTGAGE                  AND        MADE SUBSEQUENT                  AND        TOTAL    DEPRECIATION
     DESCRIPTION (a)       DEBT (b)      LAND    IMPROVEMENTS  TO ACQUISITION (d)    LAND    IMPROVEMENTS    (e)          (f)
---------------------------------------------------------------------------------------------------------------------------------
MARYLAND
   West/Greensview/
       West Commercial   $     43,089  $  8,822  $     37,785     $     21,331     $  8,822    $ 59,116    $ 67,938    $ 31,134
   Watkins Station              7,762     1,505         6,889            5,310        1,505      12,199      13,704       5,955
   Hollows                      8,850     1,424        10,401            2,183        1,424      12,584      14,008       8,579
   Woodhill                     8,400     1,317        10,097            3,249        1,317      13,346      14,663       8,609
   Hallfield                    1,837       320         2,240            1,234          320       3,474       3,794       1,892
   Ridgeview                    5,400     1,138         7,513            1,505        1,138       9,018      10,156       6,272
   Bowley's Quarters            8,925     1,795        10,549            3,766        1,795      14,315      16,110       8,717
   Harford                      8,925     1,474        10,511            7,900        1,474      18,411      19,885       9,072
   Tall Oaks                   11,550     1,397         9,845            4,355        1,397      14,200      15,597       8,122
   Willow Lake                 14,550     1,781        14,088            7,295        1,781      21,383      23,164      12,161
   Steeplechase                19,762     2,749        18,151           10,479        2,749      28,630      31,379      15,985
   Rossville                   14,588     3,136        19,944            5,802        3,136      25,746      28,882      16,416
   Versailles                   8,813     1,599        10,921            5,712        1,599      16,633      18,232       9,422
   Fox Run                      9,112     2,498        11,412            1,112        2,498      12,524      15,022       5,409
   Stonegate                    9,975     2,887        13,261            1,205        2,887      14,466      17,353       4,707
   Excalibur at Avalon          7,387     2,166        19,493              196        2,166      19,689      21,855         516
   The Courts of Avalon        17,438     4,277        38,490              236        4,277      38,726      43,003         961
PENNSYLVANIA
   Hidden Village               5,175     1,229         7,447            2,173        1,229       9,620      10,849       6,575
   Emmaus                       8,100     1,394         9,577            3,280        1,394      12,857      14,251       8,412
   Hanover                      3,750       590         4,946            1,629          590       6,575       7,165       4,422
   Lancaster East               5,175       812         8,249            3,341          812      11,590      12,402       7,439
   Lancaster West               7,988     1,285        12,794            4,879        1,285      17,673      18,958      11,457
   York                         6,862     1,951        10,622            1,671        1,951      12,293      14,244       8,926
   Rolling Hills                3,450     1,282         5,842              859        1,282       6,701       7,983       3,048
VIRGINIA
   Barton's Crossing           27,750     7,320        33,845            4,122        7,320      37,967      45,287      17,048
   The Glen                     4,800     1,157         5,269            1,544        1,157       6,813       7,970       2,785
   McNair Farms                11,700     3,564        16,237            3,066        3,564      19,303      22,867       8,326
   University Heights          21,600     5,789        26,371            2,757        5,789      29,128      34,917      12,959
   Carlyle Station             17,738     4,259        19,610            4,178        4,259      23,788      28,047       6,911
   Lionsgate                   18,487     6,361        46,649              141        6,361      46,790      53,151         625
DELAWARE
   Christina Mill               8,250     2,288        10,454            1,256        2,288      11,710      13,998       3,633
FLORIDA
   Windermere                   9,700     2,809        12,797            1,774        2,809      14,571      17,380       2,459
   Twelve Oaks                  9,563     3,100        13,711            1,618        3,100      15,329      18,429       2,611
   Heron's Run                  6,188     2,795        12,754            1,200        2,795      13,954      16,749       2,046
   Kirkman                     15,387     4,565        20,795            2,128        4,565      22,923      27,488       3,529
   Perico                      10,082     2,491        11,248            1,120        2,491      12,368      14,859       1,770
   McIntosh                     7,585     2,029         9,194            1,030        2,029      10,224      12,253       1,469
   Gardens East                11,625     5,970        27,182            2,001        5,970      29,183      35,153       3,441
OTHER                               -         -           814            4,807            -       5,621       5,621       2,783
                         ------------------------------------------------------------------------------------------------------
   Total                 $    427,318  $103,325  $    577,997     $    133,444     $103,325    $711,441    $814,766    $276,603
                         ======================================================================================================

        PROPERTY           YEAR     USEFUL
     DESCRIPTION (a)     ACQUIRED    LIFE
------------------------------------------
MARYLAND
   West/Greensview/
       West Commercial   1993 (h)     (g)
   Watkins Station       1993 (h)     (g)
   Hollows               1993 (h)     (g)
   Woodhill              1993 (h)     (g)
   Hallfield             1993 (h)     (g)
   Ridgeview             1993 (h)     (g)
   Bowley's Quarters     1993 (h)     (g)
   Harford               1993 (i)     (g)
   Tall Oaks             1993 (h)     (g)
   Willow Lake           1993 (h)     (g)
   Steeplechase          1993 (h)     (g)
   Rossville             1993 (h)     (g)
   Versailles            1993 (h)     (g)
   Fox Run                 1993       (g)
   Stonegate               1994       (g)
   Excalibur at Avalon     2003       (g)
   The Courts of Avalon    2003       (g)
PENNSYLVANIA
   Hidden Village        1993 (h)     (g)
   Emmaus                1993 (h)     (g)
   Hanover               1993 (h)     (g)
   Lancaster East        1993 (h)     (g)
   Lancaster West        1993 (h)     (g)
   York                  1993 (h)     (g)
   Rolling Hills           1993       (g)
VIRGINIA
   Barton's Crossing       1993       (g)
   The Glen                1993       (g)
   McNair Farms            1993       (g)
   University Heights      1993       (g)
   Carlyle Station         1994       (g)
   Lionsgate               2003       (g)
DELAWARE
   Christina Mill          1994       (g)
FLORIDA
   Windermere              1998       (g)
   Twelve Oaks             1998       (g)
   Heron's Run             1999       (g)
   Kirkman                 1999       (g)
   Perico                  1999       (g)
   McIntosh                1999       (g)
   Gardens East            2000       (g)
OTHER                      1993       (g)
   Total

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

(d) The aggregate cost of land, buildings and equipment on a Federal Income Tax basis is $705,446 at December 31, 2003.

(e)      Reconciliation of Real Estate Properties

 Balance at January 1, 2001                                      $ 629,207
 Other additions                                                    19,439
                                                                 ---------
 Balance at December 31, 2001                                      648,646
 Other additions                                                    22,991
 Other dispositions                                                   (118)
                                                                 ---------
 Balance at December 31, 2002                                      671,519
 Acquisition of new partnerships                                   117,435
 Other additions                                                    26,491
 Other dispositions                                                   (679)
                                                                 ---------
 Balance at December 31, 2003                                    $ 814,766
                                                                 =========

(f)      Reconciliation of Accumulated Depreciation

Balance at January 1, 2001                                       $ 219,946
2001 depreciation expense, net of retirements                       17,511
                                                                 ---------
Balance at December 31, 2001                                       237,457
2002 depreciation expense, net of retirements                       18,397
                                                                 ---------
Balance at December 31, 2002                                       255,854
2003 depreciation expense, net of retirements                       20,749
                                                                 ---------
Balance at December 31, 2003                                     $ 276,603
                                                                 =========

(g)      Depreciation is computed based upon the following estimated lives:

                                     Assets acquired          Assets acquired
                                      subsequent to              prior to
                                     January 1, 1994         December 31, 1993
                                     -----------------------------------------
Buildings                            27.5 years                40 years
Building improvements                15 to 19 years            20 years
Furniture, fixtures and equipment    3 to 12 years             5 to 12 years

(h)      Denotes property originally purchased in 1979 by the Predecessor.


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

                                    PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this item concerning the Registrant's Trustees and Executive Officers is set forth under the captions "Election of Trustees," "Board of Trustees; Committees of the Board of Trustees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the annual meeting of shareholders to be held on May 5, 2004, which information is incorporated herein by reference. The information required by this Item in respect of the Registrant's Executive Officers who are not Trustees is set forth in Item 4 of this Form 10-K and is incorporated herein by reference.

The Company's Board of Trustees has not determined whether any of the members of the Audit Committee of the Board of Trustees meets the definition of "audit committee financial expert" as defined in the rules adopted by the Securities and Exchange Commission because the listing standards of the New York Stock Exchange do not require a listed company's audit committee to include as a member a person who satisfies the definition of "audit committee financial expert." The Company's Board of Trustees has determined that each of the present members of the Audit Committee is fiscally literate and has accounting or related management expertise in accordance with the listing standards of the New York Stock Exchange.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this Item is set forth under the caption "Compensation of Executive Officers" in the Registrant's Proxy Statement for the annual meeting of shareholders to be held on May 5, 2004, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this Item concerning security ownership of certain beneficial owners and management is set forth under the caption "Ownership of Common Shares of Beneficial Interest" in the Registrant's Proxy Statement for the annual meeting of shareholders to be held on May 5, 2004, which information is incorporated herein by reference. Information in response to this Item concerning equity compensation plan information is set forth in Item 5 of this Form 10-K and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is set forth under the caption "Certain Related Transactions" in the Registrant's Proxy Statement for the annual meeting of shareholders to be held on May 5, 2004, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item concerning fees paid to the independent auditors is set forth under the caption "Selection of Accountants" in the Registrant's Proxy Statement for the annual meeting of shareholders to be held on May 5, 2004, which information is incorporated herein by reference. The Audit Committee of the Board of Trustees must pre-approve all auditing services and all non-audit services (including the fees and terms thereof) to be performed by the independent auditors. The Audit Committee may delegate to the Audit Committee Chairman the authority to grant pre-approvals for audit and permitted non-audit services to be performed for the Company by the independent auditor, provided that decisions of such members to grant pre-approvals shall be presented to the full Committee at its next regularly scheduled meeting.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:


      (1)   Financial Statements:

            Report of Independent Auditors

            Consolidated Balance Sheets of
            the Registrant at December 31, 2003
            and at December 31, 2002

            Consolidated Statements of
            Operations of the Registrant for
            the years ended December 31, 2003,
            December 31, 2002 and December 31, 2001

            Consolidated Statements of
            Shareholders' Equity of the
            Registrant for the years ended
            December 31, 2003, December 31,
            2002 and December 31, 2001

            Consolidated Statements of Cash
            Flows of the Registrant for the
            years ended December 31, 2003,
            December 31, 2002 and
            December 31, 2001

            Notes to Consolidated Financial
            Statements of the Registrant

      (2)   Financial Statement Schedules:

            Schedule III--Real Estate and

            Accumulated Depreciation

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      (3)   Exhibits

Exhibit
Number
------
3.1         First Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Registrant's Registration
            Statement on Form S-11 (No. 333-63150)).

3.2 By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-11 (No.
            33-63150)).

4.1         Indenture, dated as of August 4, 2003, between The Town and Country
            Trust and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (No. 333-109157)).

4.2 Form of 5.375% Convertible Senior Note due 2023 (incorporated by reference to Exhibit 4.1 to the Registrant's Registration
            Statement on Form S-3 (No. 333-109157)).

4.3         Registration Rights Agreement, dated as of August 4, 2003, between
            The Town and Country Trust and Banc of America Securities LLC
            (incorporated by reference to Exhibit 4.3 to the Registrant's
            Registration Statement on Form S-3 (No. 333-109157)).

10.1        Third Amended and Restated Agreement of Limited Partnership of
            The TC Operating Limited Partnership dated as of August 4,
            2003.

10.2*       Registrant's Amended and Restated 1993 Long Term Incentive Plan
            (incorporated by reference to Exhibit 10.2 to the Registrant's
            Annual Report on Form 10-K for the fiscal year ended December 31,
            2002).

10.3* Registrant's 1997 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form
            10-K for the fiscal year ended December 31, 2002).

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

10.4.1      First Amendment to Amended and Restated Master Credit Facility
            Agreement, dated April 16, 2003, entered into by and among the Registrant, The TC Operating Limited Partnership, The Town and
            County Holding Corporation, The TC Property Company, The Town and Country Oriole Corporation, each of the Property Partnerships and Prudential Multifamily Mortgage, Inc.

10.4.2      Second Amendment to Amended and Restated Master Credit Facility
            Agreement, dated July 29, 2003, entered into by and among the Registrant, The TC Operating Limited Partnership, The Town and
            Country Holding Corporation, The TC Property Company, The Town and Country Oriole Corporation, Ivy Acquisitions LLC, Daisy
            Acquisitions LLC, Shamrock Acquisitions LLC, each of the
            Property Partnerships, Prudential Multifamily Mortgage, Inc.
            and Fannie Mae.

10.4.3      Third Amendment to Amended and Restated Master Credit Facility
            Agreement, dated November 4, 2003, entered into by and among the Registrant, The TC Operating Limited Partnership, The Town and
            Country Holding Company, LLC, The TC Property Company, The Town and Country Oriole Corporation, The TC-Excalibur Company, LLC,
            The TC-Courts Company, LLC, The TC-Avalon Company, LLC, The
            TC-Lionsgate Company, LLC, each of the Property Partnerships,
            Prudential Multifamily Mortgage, Inc. and Fannie Mae.

10.5        Financing Agreement dated September 25, 1998, by and among the
            Registrant, The TC Operating Limited Partnership, The TC Property
            Company II and Allfirst Bank (fka The First National Bank of
            Maryland) (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
            December 31, 2002).

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

12          Computation of Ratio of Earnings to Fixed Charges

14 Code of Ethics is available on the Company's website at www.tctrust.com.

21          Subsidiaries of the Registrant

23          Consent of Independent Auditors

24          Powers of Attorney

31          Rule 13a-14(a)/15d-14(a) Certifications

32          Section 1350 Certifications

   * Compensation plan or arrangement required to be filed as an exhibit hereto.

(b)   Reports on Form 8-K

            - A current report on Form 8-K reporting under items 2 and 7 was filed on October 14, 2003.

            - A current report on Form 8-K reporting under items 7 and 12 was filed on November 7, 2003.

            - A current report on Form 8-K reporting under items 2 and 7 was filed on November 12, 2003, which included a Pro Forma Consolidated Balance Sheet as of June 30, 2003 (Unaudited), a Pro Forma Consolidated Statement of Operations for the six months ended June 30, 2003 (Unaudited) and a Pro Forma Consolidated Statement of Operations for the year ended December 31, 2002 (Unaudited).

            - A current report on Form 8-K/A reporting under items 2 and 7 was filed on November 12, 2003, which included a Report of Independent Auditors, a Combined Statement of Certain Revenues and Certain Operating Expenses, a Pro Forma Consolidated Balance Sheet as of June 30, 2003 (Unaudited), a Pro Forma Consolidated Statement of Operations for the six months ended June 30, 2003 (Unaudited) and a Pro Forma Consolidated Statement of Operations for the year ended December 31, 2002 (Unaudited).

            - A current report on Form 8-K reporting under Item 5 was filed on January 23, 2004, which included amendments to Item 6 (Selected Financial Data), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and
                  Item 8 (Financial Statements) of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

            - A current report on Form 8-K reporting under Items 5 and 7 was filed on January 26, 2004, which included a Pro Forma Consolidated Balance Sheet as of September 30, 2003 (Unaudited), a Pro Forma Consolidated Statement of Operations for the nine months ended September 30, 2003 (Unaudited) and a Pro Forma Consolidated Statement of Operations for the year ended December 31, 2002 (Unaudited).

            - A current report on Form 8-K reporting under Items 5 and 7 was filed on January 29, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE TOWN AND COUNTRY TRUST


                                    By:  /s/ Harvey Schulweis
                                        ---------------------------------------
                                        Harvey Schulweis
                                        President

Dated:  March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                      Date
---------                                -----                      ----
/s/ Harvey Schulweis                Principal Executive          March 15, 2004
------------------------------
Harvey Schulweis                    Officer and Trustee

/s/Alan W. Lasker                   Senior Vice President-       March 15, 2004
------------------------------
Alan W. Lasker                      Chief Financial Officer
                                    and Principal Financial
                                    Officer

/s/ William J. Fishell              Vice President -             March 15, 2004
------------------------------
William J. Fishell                  Treasurer and Principal
                                    Accounting Officer

James H. Berick*                    Trustee

H. Grant Hathaway*                  Trustee

Milton A. Wolf*                     Trustee

Nancy F. Beck*                      Trustee

                              *By:  /s/ Harvey Schulweis         March 15, 2004
                                    ----------------------
                                    Harvey Schulweis
                                    Attorney-in-Fact

-------------
* Powers of attorney authorizing Harvey Schulweis to sign this annual report on Form 10-K on behalf of certain Trustees of the Registrant are being filed with the Securities and Exchange Commission herewith (Exhibit 24).