Form 10-Q
period 2004-03-31
TOWN & COUNTRY TRUST
filed 2004-05-10
CIK 906110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 2004

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 1-12056

                           THE TOWN AND COUNTRY TRUST
                           --------------------------
             (Exact name of registrant as specified in its charter)

             MARYLAND                                           52-6613091
-------------------------------                            ---------------------
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

Common Shares of Beneficial Interest, $.01 par value 17,417,049 outstanding as of May 5, 2004.

                           THE TOWN AND COUNTRY TRUST
                                    FORM 10-Q
                                      INDEX

                                                                                                           PAGE
                                                                                                           ----
           PART I: FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003......................   3

              Consolidated Statements of Operations for the three-month periods ended
              March 31, 2004 and 2003.....................................................................   4

              Consolidated Statements of Cash Flows for the three-month periods ended
              March 31, 2004 and 2003.....................................................................   5

              Notes to Consolidated Financial Statements..................................................   6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........  11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.....................................  19

Item 4.    Controls and Procedures........................................................................  19

           PART II: OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................................  20
Item 2.    Changes in Securities and Use of Proceeds......................................................  20
Item 3.    Defaults Upon Senior Securities................................................................  20
Item 4.    Submission of Matters to a Vote of Security Holders............................................  20
Item 5.    Other Information..............................................................................  20
Item 6.    Exhibits and Reports on Form 8-K...............................................................  20

Signature  ...............................................................................................  21

PART I: FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           THE TOWN AND COUNTRY TRUST
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           MARCH 31,          DECEMBER 31,
                                                                             2004                2003
                                                                           ---------          ------------
ASSETS                                                                    (Unaudited)
Real estate held for investment:
   Land                                                                    $ 103,325           $ 103,325
   Buildings and improvements                                                708,993             702,352
   Other                                                                       9,278               9,089
                                                                           ---------           ---------
                                                                             821,596             814,766
Less accumulated depreciation                                               (282,186)           (276,603)
                                                                           ---------           ---------
                                                                             539,410             538,163

Real estate and other assets held for disposition                             31,329              32,561
Cash and cash equivalents                                                      5,694               2,267
Restricted cash                                                                2,415               2,415
Deferred financing costs, net                                                  6,331               6,628
Other assets                                                                   6,867               6,956
                                                                           ---------           ---------
   Total assets                                                            $ 592,046           $ 588,990
                                                                           =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable                                                     $ 403,308           $ 427,318
5.375% Convertible Senior Notes                                               74,750              74,750
Mortgage notes payable and other liabilities held for disposition             23,741              23,734
Accrued interest                                                               2,880               4,021
Accounts payable and other liabilities                                        10,379               9,157
Security deposits                                                              3,107               3,092
Minority interest                                                              9,165               7,556
                                                                           ---------           ---------
   Total liabilities                                                         527,330             549,628

Shareholders' equity:
   Common shares of beneficial interest ($.01 par value),
       500,000,000 shares authorized, 17,416,924 and 15,858,619
       issued and outstanding at March 31, 2004 and
       December 31, 2003                                                         174                 159
   Additional paid-in capital                                                351,039             316,926
   Distributions in excess of accumulated earnings                          (279,047)           (272,370)
   Deferred compensation - restricted stock                                   (4,926)             (3,299)
   Other comprehensive loss                                                   (2,524)             (2,054)
                                                                           ---------           ---------
      Total shareholders' equity                                              64,716              39,362
                                                                           ---------           ---------
   Total liabilities and shareholders' equity                              $ 592,046           $ 588,990
                                                                           =========           =========

See accompanying notes.

                           THE TOWN AND COUNTRY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          THREE MONTHS
                                                                                         ENDED MARCH 31,
                                                                                     2004               2003
                                                                                   --------           --------
REVENUE
Rental income                                                                      $ 30,868           $ 27,756

EXPENSES
Operating expenses:
    Real estate taxes and insurance                                                   3,383              2,995
    Utilities                                                                         2,213              2,042
    Repairs and maintenance                                                           3,386              3,288
    Marketing and advertising                                                         1,108                936
    Management expense                                                                1,777              1,573
    Other                                                                             1,254              1,105
                                                                                   --------           --------
    Total operating expenses                                                         13,121             11,939

Real estate depreciation                                                              5,394              4,544
Interest expense                                                                      7,981              6,487
General and administrative                                                            1,826              1,153
Other depreciation and amortization                                                     264                176
                                                                                   --------           --------
                                                                                     28,586             24,299
                                                                                   --------           --------
Income before discontinued operations and minority interest                           2,282              3,457
Income allocated to minority interest from continuing operations                       (297)              (462)
Minority interest distribution in excess of earnings (Note 6)                            --               (403)
                                                                                   --------           --------
  Income from continuing operations                                                   1,985              2,592
                                                                                   --------           --------
Income from discontinued operations before minority interest                             52              1,467
Impairment of assets held for sale                                                   (1,400)                --
Loss (income) allocated to minority interest from discontinued operations               175               (196)
                                                                                   --------           --------
  (Loss) income from discontinued operations                                         (1,173)             1,271
                                                                                   --------           --------
Net income                                                                         $    812           $  3,863
                                                                                   ========           ========

Basic earnings per share:
    Income from continuing operations                                              $   0.12           $   0.16
    (Loss) income from discontinued operations                                        (0.07)              0.08
                                                                                   --------           --------
    Net income                                                                     $   0.05           $   0.24
                                                                                   ========           ========
Diluted earnings per share:
    Income from continuing operations                                              $   0.12           $   0.16
    (Loss) income from discontinued operations                                        (0.07)              0.08
                                                                                   --------           --------
    Net income                                                                     $   0.05           $   0.24
                                                                                   ========           ========
Weighted average common shares outstanding - basic                                   16,469             15,983
Dilutive effect of outstanding options and restricted shares                            301                223
                                                                                   --------           --------
Weighted average common shares outstanding - diluted                                 16,770             16,206
                                                                                   ========           ========

Dividends declared and paid per share outstanding                                  $   0.43           $   0.43
                                                                                   ========           ========

See accompanying notes.

                           THE TOWN AND COUNTRY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                   2004               2003
                                                                                 --------           --------
OPERATING ACTIVITIES
Net income                                                                       $    812           $  3,863
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                 5,955              4,894
      Depreciation and amortization from discontinued operations                        9                875
      Income allocated to minority interest                                           122              1,061
      Amortization of unearned compensation                                           223                179
      Impairment on assets held for disposition                                     1,400                 --
      Changes in operating assets and liabilities:
        Decrease (increase) in other assets                                            88               (904)
        (Decrease) increase in accounts payable, other liabilities, accrued
           interest and security deposits                                            (367)               484
                                                                                 --------           --------
Net cash provided by operating activities                                           8,242             10,452

INVESTING ACTIVITIES

Contract deposit on acquisition                                                        --             (1,000)
Capital expenditures, net                                                          (7,081)            (5,602)
                                                                                 --------           --------
Net cash used in investing activities                                              (7,081)            (6,602)

FINANCING ACTIVITIES

Payments on mortgage notes payable                                                (24,010)              (101)
Net borrowings on notes payable - unsecured                                            --              3,000
Proceeds from issuance of shares under the dividend reinvestment plan                  38                 --
Proceeds from exercise of share options                                                43                138
Issuance of common shares                                                          34,745                 --
Dividends paid to shareholders                                                     (7,489)            (7,019)
Distributions to minority interest holders                                         (1,061)            (1,061)
                                                                                 --------           --------
Net cash provided by (used in) financing activities                                 2,266             (5,043)
                                                                                 --------           --------
Increase (decrease) in cash and cash equivalents                                    3,427             (1,193)
Cash and cash equivalents at beginning of period                                    2,267              2,641
                                                                                 --------           --------
Cash and cash equivalents at end of period                                       $  5,694           $  1,448
                                                                                 ========           ========
Cash interest paid                                                               $  9,076           $  7,369
                                                                                 ========           ========

See accompanying notes.

                           THE TOWN AND COUNTRY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of The Town and Country Trust (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") and, accordingly, do not include all of the information required by accounting principles generally accepted in the United States. Such financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position at March 31, 2004 and results of operations for the interim periods ended March 31, 2004 and 2003. Interim results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of results that may be expected for a full year. Certain previously reported amounts have been reclassified to conform to the current presentation. The accompanying financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2. REAL ESTATE

During 2003, the Company acquired three apartment communities containing 733 units for $117.4 million. The Company accounted for the acquisitions utilizing the purchase method, and accordingly, the results of the acquisition properties are included in the Company's results of operations from the date of acquisition. The following unaudited pro forma results of operations for the first quarter 2003 of the Company reflect the acquisition of the three apartment communities as if these transactions had occurred on January 1, 2003.

                                                Three months ended
         (in thousands, except per share data)    March 31, 2003
         -------------------------------------  ------------------
         Revenues                                     $ 30,503
         Net Income                                   $  3,625
         Income per share - basic                     $   0.24
         Income per share - diluted                   $   0.24

3. DISCONTINUED OPERATIONS

The Company has classified two of its apartment communities as held for disposition at March 31, 2004 and December 31, 2003, as it is actively marketing these communities for sale. Based on the carrying value of these apartment communities and the Company's estimate of their fair value less costs to sell, the Company recorded an additional impairment charge of $1,400,000 during the first quarter 2004. During 2003, the Company sold five apartment communities containing 2,325 units for $117.2 million. The sales were structured to qualify as like-kind exchanges for the acquired properties discussed in Note 2.

The results of operations for these seven properties (i.e., the five sold properties plus the two properties held for sale) are classified on the Consolidated Statements of Operations as, "Income from discontinued operations". The assets and liabilities of the properties held for sale are included in "Real estate and other assets held for disposition" and "Mortgage notes payable and other liabilities held for disposition" on the Company's Consolidated Balance Sheets. Condensed financial information of the results of operations of the seven apartment communities is as follows:

                                                                                  THREE MONTHS
                                                                                 ENDED MARCH 31,
(in thousands)                                                                2004              2003
--------------                                                               -------           -------
Rental income                                                                $ 1,000           $ 5,076
Operating expenses                                                              (538)           (2,256)
Real estate depreciation                                                          --              (847)
Interest expense                                                                (410)           (1,127)
Gain on involuntary conversion                                                    --               621
Impairment of assets held for disposition                                     (1,400)               --
                                                                             -------           -------
(Loss) income from discontinued operations before minority interest          $(1,348)          $ 1,467
                                                                             =======           =======

Assets and liabilities of the apartment communities held for disposition consisted of the following at March 31, 2004 and December 31, 2003:

                                                                            MARCH 31,        DECEMBER 31,
(in thousands)                                                                2004              2003
--------------                                                              ---------        ------------
Land                                                                         $ 5,818           $ 6,032
Building and improvements                                                     31,901            32,901
Other                                                                             69                78
Accumulated depreciation                                                      (6,694)           (6,694)
Other assets                                                                     235               244
                                                                             -------           -------
Real estate and other assets held for disposition                            $31,329           $32,561
                                                                             =======           =======
Mortgage notes payable                                                       $23,475           $23,475
Other liabilities                                                                266               259
                                                                             -------           -------
Mortgage notes payable and other liabilities held for disposition            $23,741           $23,734
                                                                             =======           =======

4. STOCK-BASED COMPENSATION

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

The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure. SFAS No. 148 requires expanded disclosure regarding stock-based compensation in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements and does not have a financial impact on the Company's financial statements.

In 1993 and 1997, the Company established long-term incentive plans for the purpose of attracting and retaining executive officers, other key employees and non-employee trustees (the "Plans"). The Plans provide for the granting of restricted shares and share options (incentive and non-qualified) to purchase up to 1,950,000 common shares at prices not less than the fair market value at the date of grant. During the three months ended March 31, 2004, 8,000 options were granted at an option price of $25.40. In addition, the Company recorded a $404,000 charge related to the cashless exercise of certain stock options.

Pro forma information regarding net income and earnings per share as required by Statement 148, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement, is set forth in the table below:

                                                                                 THREE MONTHS
                                                                                 ENDED MARCH 31,
(in thousands, except per share information)                                  2004              2003
--------------------------------------------                               ---------         ---------
Net income, as reported                                                    $     812         $   3,863
Add:  Total stock compensation expense included in reported net
      income                                                                     223               179
Less: Total stock based compensation expense determined under the
      fair value method for all awards                                          (250)             (201)
                                                                           ---------         ---------
Pro forma net income                                                       $     785         $   3,841
                                                                           =========         =========

Earnings per share:
    Basic, as reported                                                     $    0.05         $    0.24
    Basic, pro forma                                                       $    0.05         $    0.24
    Diluted, as reported                                                   $    0.05         $    0.24
    Diluted, pro forma                                                     $    0.05         $    0.24

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The fair value for the options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                     2004              2003
                                                   --------          --------
Risk free interest rate                                4.6%              3.1%
Dividend yield                                         8.8%              8.1%
Volatility factor                                      .18               .17
Weighted-average expected life (in years)                5                 5

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

5. MINORITY INTEREST

Minority interest is comprised of The TC Operating Limited Partnership common unit holders after eliminating the Company's ownership units.

Minority interest is increased and decreased, respectively, for income and distributions allocated to units held by outside interests. Periodically, the Company raises additional equity through the issuance of common shares and contributes the proceeds to The TC Operating Limited Partnership for an equivalent number of common units. The Company records adjustments to minority interest and shareholders' equity to reflect the increased ownership in The TC Operating Limited Partnership. The minority interest was 12.40% and 13.13% at March 31, 2004 and 2003, respectively.

As of March 31, 2004 and 2003, there were 2,466,535 common units of The TC Operating Limited Partnership that were not held by the Company. These units are exchangeable by the holders, at the Company's option, for either cash or common shares on a one-for-one basis. This exchange right has not been considered in the computation of per share data, as it does not have a dilutive effect.

During 2002, the amount reported under the caption "Minority interest" in the accompanying Balance Sheet was reduced to zero. Accounting principles generally accepted in the United States require that, for financial reporting purposes, an additional allocation of income be made to the minority interest account in an amount necessary to keep such balance from falling below zero since there is no requirement for the unit holders to make additional contributions. During the first quarter 2003, therefore, the Company allocated an additional $403,000 to the minority interests. Subsequently in 2003, earnings were in excess of distributions to minority interests and, therefore, the Company reallocated the additional income that had previously been so allocated to the minority interests.

6. FINANCIAL INSTRUMENTS

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

Early in 2002, the Company purchased an interest rate protection agreement covering $139 million of variable rate debt associated with its secured credit facility. This protection agreement caps the Company's exposure to LIBOR at 9.35% through April 2007. In connection with the April 2003 expansion of the secured credit facility, the Company purchased a $49.2 million interest rate protection agreement capping LIBOR at 7.5%. The Company also has floating-to-fixed interest rate swaps to effectively fix the interest rate on $40 million of floating rate debt under the secured facility at a blended rate of approximately 4.67%. The Company, simultaneously with the purchase of the interest rate swaps, sold two $20 million interest rate caps, capping the Company's exposure to LIBOR at 9.35%. The interest rate protection agreements hedge interest payments consistent with the Company's risk management objectives and strategy. The Company believes that each of these transactions qualifies as a cash flow hedge and thereby qualifies for hedge accounting under SFAS 133.

The following table presents the fair value of outstanding derivative financial instruments, based on external market quotations as of March 31, 2004:

                                                                              Contract
Notional Amount   Fixed Rate      Type of Contract         Effective Date     Maturity       Fair Value
---------------   ----------   ------------------------    --------------    -----------    ------------
$ 139,000,000        9.35%               Cap               April, 2002       April, 2007    $    94,000
$  49,172,000        7.50%               Cap               April, 2003       April, 2007    $    63,000
$ (40,000,000)       9.35%               Cap               January, 2003     April, 2007    $   (27,000)
$  20,000,000        4.84%     Swap (Floating to Fixed)    January, 2003     April, 2007    $(1,477,000)
$  20,000,000        3.48%     Swap (Floating to Fixed)    January, 2003     April, 2007    $  (675,000)

The following is a summary of the derivative transactions for three months ended March 31, 2004 and 2003.

                                                                                        THREE MONTHS
                                                                                       ENDED MARCH 31,
(in thousands)                                                                        2004         2003
--------------                                                                      --------     --------
 Net income                                                                         $   812      $ 3,863
 Other comprehensive (loss) - unrealized (loss) on hedge instruments                   (470)        (475)
                                                                                    -------      -------
 Comprehensive income                                                               $   342      $ 3,388
                                                                                    =======      =======

 Adjustment to net income related to the ineffective portion of hedge instruments   $    49      $    (3)
                                                                                    =======      =======

The Company expects to reclassify approximately $1,172,000 of unrealized losses into earnings in the next twelve months.

7.  SHAREHOLDERS EQUITY

On February 3, 2004, the Company sold 1.41 million of its common shares of beneficial interest in a private sale at a negotiated price of $24.80 per share for net proceeds of approximately $34.7 million. The sale was made pursuant to the Company's existing shelf registration statement as previously filed with the Securities and Exchange Commission.

8.  SUBSEQUENT EVENTS

On May 5, 2004, the Board of Trustees declared a quarterly dividend of $.43 per share, aggregating approximately $7,500,000. Concurrent with the payment of the dividend, a limited partnership ownership distribution of approximately $1,100,000 will be made to the minority interest holders. The dividend and distribution will be paid on June 10, 2004 to holders of record as of May 21, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The matters discussed herein include certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that such forward-looking statements be subject to the safe harbors created by such Acts. Words and phrases such as "looking ahead," "we are confident," "should be," "will be," "predicted," "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views regarding future events and financial performance but are subject to many known and unknown risks, uncertainties, and other factors relating to the Company's operations and business environment which may cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following:

      -     Interest rate fluctuations;

      - Competition for tenants and acquisitions from others, many of whom may have greater financial resources than the Company;

      - Changes in rental rates which may be charged by the Company in response to market rental rate changes or otherwise;

      -     Changes in federal income tax laws and regulations;

      - Any changes in the Company's capacity to acquire additional apartment properties and any changes in the Company's financial condition or operating results due to the acquisition of additional apartment properties;

      - Unanticipated increases in rental expenses due to factors such as casualties to the Company's apartment properties or adverse weather conditions in the geographic locations of the Company's apartment properties;

      - Local economic and business conditions, including, without limitation, conditions that may affect public securities markets generally, the real estate investment trust industry, or the markets in which the Company's apartment properties are located.

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

OVERVIEW

The following discussion is based primarily on the unaudited consolidated financial statements of The Town and Country Trust and its subsidiaries (collectively "the Company") as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

The Town and Country Trust owns an approximate 88% general partnership interest in The TC Operating Limited Partnership, which, through wholly-owned subsidiary entities, holds the operating assets of the Company. The remaining 12% is owned by minority interest partners that hold limited partnership units, which are convertible by the holders, at the Company's option, into the Company's common shares of beneficial interest on a one-for-one basis or cash. The general and limited partnership interests in the TC Operating Limited Partnership are represented by Operating Partnership units ("OP Units"). At March 31, 2004, the Company owned 17,416,924 OP units and the minority interests held 2,466,535 OP units.

The Town and Country Trust, organized in 1993, is a real estate investment trust ("REIT") focused on the ownership and operation of multifamily apartment communities in selected markets in the Mid-Atlantic and

Southeast regions of the U. S. The Company seeks to acquire additional apartments in certain of its existing markets, particularly in the Greater Washington, D. C. and Baltimore metropolitan areas and in Florida. The Company is also interested in pursuing multifamily investment opportunities in other "high barrier to entry" markets within its operating region. In addition, the Company continues to evaluate its portfolio for communities that may no longer match its long-term strategy. Over the past two years, an environment of strong investor demand fueled by low interest rates and an abundance of readily available funds for investment has led to a real estate market that favored sellers. In this environment, it has been a challenge for the Company to invest funds generated from property sales as well as the proceeds from its debt and equity offerings in suitable real estate investments.

At March 31, 2004, the Company owned 38 apartment communities with 13,065 apartment homes classified as real estate held for investment and 2 apartment communities with 580 apartment homes classified as real estate held for disposition. In 2003, the Company acquired three apartment communities with an average age of 4.3 years while disposing of five apartment communities with an average age of 35.8 years. Management expects the newly acquired assets to have more predictable operating expenses and reduced capital expenditure requirements that will lead to better sustainable operating cash flows.

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

Revenue Recognition

Revenue from rental property is recognized when due from tenants. Leases are generally for terms of one year or less. Rental income is recognized when earned, which materially approximates revenue recognition on a straight-line basis.

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

Hedge Accounting

The Company carries all derivative financial instruments as assets or liabilities on its balance sheets at fair value. Changes in fair value of these instruments, which qualify as cash flow hedges, are recorded as a component of other comprehensive income (loss). Any ineffective portion of the change in value is recorded to current period earnings. Furthermore, should any change in management strategy, or other circumstance, cause an existing highly effective hedge to become entirely ineffective, the accumulated loss or gain in the value of the derivative instrument since its inception may be required to be immediately reclassified from the shareholders' equity section of the balance sheet to the income statement.

RESULTS OF OPERATIONS

The Company's results include the results of both continuing and discontinued operations. Discontinued operations reflect operations of two apartment communities (580 apartment homes) that were held for sale at March 31, 2004, and five apartment communities (2,325 apartment homes) that were sold during 2003. Results from these properties are reflected in the caption Income from Discontinued Operations in the accompanying statement of operations. The Company's results from continuing operations consist of both "Same Store" results and results of new acquisitions. "Same Store" results reflect results from 12,332 apartment homes owned and operated throughout both 2004 and 2003. Results from new acquisitions include results from three communities (733 apartment homes) acquired in 2003.

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Net income for the three months ended March 31, 2004 was $812,000, or $0.05 per diluted share, a decrease of $3,051,000 from $3,863,000 or $0.24 per diluted share, for the three months ended March 31, 2003. Included in net income is a $1,400,000 impairment charge related to two properties held for disposition. The increase in operating and other expenses exceeded the increase in rental income for the quarter, despite the acquisition of three properties, resulting in a decrease in income before discontinued operations and minority interest. The increase in expenses was primarily attributable to increases in interest costs related to the issuance of the convertible senior notes, and interest expense relating to the 2003 acquisitions offset by reduced interest due to reduction in other borrowings.

CONTINUING OPERATIONS

Same Store Communities

Operating results for the Same Store communities are set forth in the table below:

                                     THREE MONTHS ENDED MARCH 31,
         (in thousands)             2004       2003          CHANGE
         --------------           -------     -------     -------------
         Rental income            $28,114     $27,756     $358     1.3%
         Operating expenses        12,121      11,939      182     1.5%
                                  -------     -------     ------------
         Net operating income     $15,993     $15,817     $176     1.1%
                                  =======     =======     ============

The Company uses net operating income (NOI) to measure the operating results of its communities. NOI represents property rental income less property operating expenses. NOI is widely used in the real estate industry in connection with the valuation of income-producing real estate and as a supplemental measure of performance. This performance measure is not intended as a replacement for net income determined in accordance with accounting principles generally accepted in the United States ("GAAP"). A reconciliation between net income and Same Store net operating income is as follows:

                                                   THREE MONTHS ENDED MARCH 31,
   (in thousands)                                      2004          2003
                                                     --------      --------
   Same Store net operating income                   $ 15,993      $ 15,817
   Add (deduct):
      Real estate depreciation                         (5,394)       (4,544)
      Interest expense                                 (7,981)       (6,487)
      General and administrative                       (1,826)       (1,153)
      Other depreciation and amortization                (264)         (176)
      (Loss) income from discontinued operations       (1,348)        1,467
      Net operating income from acquisitions            1,754            --
      Income allocated to minority interest              (122)       (1,061)
                                                     --------      --------
   Net income                                        $    812      $  3,863
                                                     ========      ========

Same Store rental income for the three months ended March 31, 2004, grew by $358,000 or 1.3%, reflecting an average rental rate increase of 1.9% and a 0.6% decrease in physical occupancy to 92.1%. Occupancy and average rent statistics for the Company's operating markets are as follows:

                                 % OF              AVERAGE MONTHLY RENT                     OCCUPANCY
                             PORTFOLIO (1)    2004         2003        CHANGE       2004        2003        CHANGE
                             -------------   ------       ------       ------      ------      ------     ---------
Baltimore, Maryland               37.2%      $  747       $  722          3.5%       91.6%       92.2%       (0.6)%
Metropolitan Washington DC
   Northern Virginia              14.8%       1,046        1,043          0.3%       93.1%       92.5%        0.6%
   Maryland Suburbs               10.0%         929          904          2.8%       91.9%       92.6%       (0.7)%
Pennsylvania                      16.8%         649          635          2.2%       90.3%       93.3%       (3.0)%
Orlando, Florida                   7.6%         718          725         (1.0)%      92.9%       90.0%        2.9%
Sarasota/Bradenton, Florida        6.0%         751          749          0.3%       95.1%       94.0%        1.1%
Newark, Delaware                   4.0%         879          871          0.9%       88.0%       95.9%       (7.9)%
Palm Beach Gardens, Florida        3.6%         896          902         (0.7)%      95.4%       94.8%        0.6%
                                ------       ------       ------       ------      ------      ------      ------
    Same Store Total             100.0%      $  802       $  787          1.9%       92.1%       92.7%       (0.6)%
                                ======       ======       ======       ======      ======      ======      ======

----------
(1) Based on number of Same Store apartment homes

Same Store operating expenses for the three months ended March 31, 2004, increased 1.5% or $182,000, to $12,121,000 from $11,939,000 for the three months ended March 31, 2003. Repairs and maintenance decreased $175,000 or 5.3%, to $3,113,000 from $3,288,000 as the Company recorded approximately $234,000 less in payroll and snow removal cost because of the record snowfall experienced on the East Coast early in 2003. Utility costs increased $78,000 or 3.8%. More than half of this increase was related to the decrease in occupancy and the associated need to maintain basic utilities. Management expense increased $181,000 or 11.5%, to $1,754,000 from $1,573,000 of which $119,000 was payroll and related costs due in part to a $61,000 charge related to the cashless exercise of certain stock options and other annual compensation related increases. As a result, Same Store net operating income (i.e., rental income less operating expenses) increased $176,000 or 1.1% to $15,993,000 from $15,817,000.

INTEREST EXPENSE

In August 2003, the Company issued $74,750,000 of 5.375% Convertible Senior Notes due 2023. Interest expense related to the notes for the three months ended March 31, 2004, is $1,006,000. Interest expense on mortgage debt increased $488,000 or 7.5% to $6,975,000 from $6,487,000 last year. This increase reflects an increase in the average amount of outstanding debt attributable to continuing operations during the year to $459.2 million versus $422.6 million during last year, primarily as a result of property acquisitions offset by repayment of outstanding borrowings from proceeds of the sale of Convertible Senior Notes and the issuance of common shares during the quarter. During the current quarter, the weighted average interest rate attributable to the Company's average amount of continuing debt outstanding, excluding the Convertible Senior Notes, was 5.70% compared to 5.92% for the first quarter last year.

GENERAL AND ADMINISTRATIVE

During the first quarter, general and administrative expenses increased by $673,000 or 58.4%, reflecting (i) $560,000 in increased payroll and related costs, including $343,000 of compensation expense recorded on the cashless exercise of certain stock options and an increase in incentive compensation expense of $42,000 related to the amortization of current and prior year restricted stock grants, (ii) $114,000 in increased legal and SEC filing fees, and (iii) $45,000 attributable to increased accounting fees, D&O insurance premiums and corporate governance related expenses.

DISCONTINUED OPERATIONS

For the first quarter 2004, income (loss) from discontinued operations after minority interest was ($1,173,000), net of minority interest of $175,000, compared to $1,271,000, net of minority interest of $196,000, for the first quarter last year. The results from discontinued operations for the first quarter 2004 includes a $1,400,000 impairment charge on the properties held for sale. The income from discontinued operations for the first quarter 2003 includes a $621,000 gain on involuntary conversion relating to a fire at one of the communities sold in 2003.

DISTRIBUTIONS TO MINORITY INTEREST IN EXCESS OF EARNINGS

Accounting principles generally accepted in the United States require that, for financial reporting purposes, an additional allocation of income be made to the minority interest account in an amount necessary to keep such balance from falling below zero since there is no requirement for the unit holders to make additional contributions. During the first quarter 2003, therefore, the Company allocated an additional $403,000 to the minority interests. Subsequently in 2003, earnings were in excess of distributions to minority interests and, therefore, the Company reallocated the additional income that had previously been so allocated to the minority interests.

FUNDS FROM OPERATIONS

Funds from operations ("FFO") is computed as net income (loss) (computed in accordance with GAAP) excluding gains and losses from sales and involuntary conversions of operating properties, plus real estate depreciation. This computation of FFO is consistent with the formal definition promulgated by the National Association of Real Estate Investment Trusts (NAREIT). The reconciliation of FFO to Net Income, the most directly comparable financial measure calculated in accordance with GAAP, is included in the table below. Management generally considers FFO to be a useful measure for reviewing the comparative operating performance of the Trust between periods or as compared to other companies, without giving effect to real estate depreciation and amortization, which assumes that the value of real estate diminishes predictably over time and which can vary among owners of similar assets based upon historical cost and useful life estimates. FFO should not be considered an alternative to net income as a measure of performance nor does it represent cash generated from operating activities in accordance with GAAP and, therefore, it should not be considered indicative of cash available to fund cash needs.

While the NAREIT definition of FFO does not specifically address involuntary conversions of operating properties, management believes that such conversions are, in substance, sales of property. Since the NAREIT definition of FFO excludes gains and losses on property sales, the reported gain on involuntary conversion has, likewise, been excluded from FFO.

A reconciliation between net income and FFO is as follows:

                                             THREE MONTHS ENDED MARCH 31,
     (in thousands)                             2004           2003
                                               ------         -------
     Net income                                $  812         $ 3,863
     Income allocated to minority interest        122           1,061
     Gain on involuntary conversion                --            (621)
     Real estate depreciation                   5,394           5,390
                                               ------         -------
     Funds from operations (1)                 $6,328         $ 9,693
                                               ======         =======

----------
(1) Funds from operations for 2004 includes a $1,400,000 impairment charge on the properties held for disposition at March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

A summary of the Company's cash flow activities is as follows:

                                                     THREE MONTHS ENDED MARCH 31,
(in thousands)                                           2004          2003
---------------------------------------------------     -------      --------
Net cash provided by operating activities               $ 8,242      $ 10,452
Net cash used in investing activities                   $(7,081)     $ (6,602)
Net cash provided by (used in) financing activities     $ 2,266      $ (5,043)

Operating activities provided unrestricted cash for the three months ended March 31, 2004 of $8,242,000, compared to $10,452,000 for the first quarter 2003. The decrease in operating cash flow is primarily the result of the increase in interest expense and the reduction of income attributable to the portfolio changes.

The increase in cash used in investing activities was due to additional capital expenditures related to our capital improvements program discussed further below.

The change in net cash provided by financing activities for 2004 compared to net cash used in financing activities is the result of the issuance of common shares of the Company in January 2004, offset by the repayment of floating rate debt.

The Company makes capital improvements to certain of its properties. These capital improvements include expenditures that increase the value and extend the useful life of an asset. Expenditures for ordinary repairs and maintenance are expensed as incurred. Normal, recurring capital expenditures generally relate to items having economic lives of 10 years or less and include the replacement of appliances, carpeting and tile plus other recurring capital expenditures such as landscaping, parking lot sealing and striping, HVAC equipment and various interior and exterior building improvements. The Company also makes certain expenditures that are considered to be non-recurring or revenue-enhancing in nature and generally relate either to (i) items having economic lives of more than 10 years or (ii) renovation projects such as the modernization of kitchen and bathrooms, new building entrances and windows, new business and fitness centers, and the addition of new appliances such as washers and dryers. The Company finances its capital improvements through a revolving credit facility and working capital. The following table details these expenditures for the quarters ended March 31, 2004 and 2003.

                                                  THREE MONTHS ENDED MARCH 31,
                                              2004                            2003
                                      ----------------------        ----------------------
(in thousands except per unit data)   Amount        Per Unit        Amount        Per Unit
-----------------------------------   ------        --------        ------        --------
Recurring                             $1,526          $117          $1,584          $104
Non-recurring                          5,571           426           4,018           264
                                      ------          ----          ------          ----
Total capital                         $7,097          $543          $5,602          $368
                                      ======          ====          ======          ====

The Company has a credit facility with Fannie Mae of $488.2 million. This secured facility matures in 2008. At March 31, 2004, outstanding borrowings under the facility were $351.2 million. Of the $351.2 million, $300 million bears interest at a fixed rate of 6.91%. The remaining $51.2 million outstanding has a weighted-average variable rate of 1.72% at March 31, 2004 and can be converted to a fixed-rate term loan at the Company's option. The Company is party to floating-to-fixed interest rate swaps that effectively fix the interest rate on $40 million of its floating rate debt, changing the weighted average rate on all floating rate debt at March 31, 2004 to 3.53%.

On March 30, 2004, one of the properties in the Fannie Mae collateral pool was released from the pool. On April 12, 2004, that property was substituted as collateral for loans collateralized by the properties held for disposition. Upon the completion of that substitution transaction, the properties held for disposition were no longer encumbered.

The Company has a $50 million bank line of credit. Advances under the line bear interest at 120 basis points over LIBOR and are due on demand. Up to $10 million of the line may be used for working capital purposes and $40 million may be used to fund acquisitions. This line of credit matures in October 2004 and, at the Company's option, the line may be extended through October 2005. As of March 31, 2004, no amounts were outstanding under the line.

The Company has $74.75 million aggregate principal amount of 5.375% Convertible Senior Notes. The notes mature on August 15, 2023 and are convertible into the Company's common shares under certain circumstances, including if the share price exceeds $30.61 for a specified period of time. The initial conversion rate of the notes is 39.20185 per $1,000 principal amount of notes (equivalent to $25.51 per share). The conversion rate will be adjusted under certain circumstances, including stock splits, stock dividends and increases in the dividend rate over the quarterly rate of $.43 per share. The shares will be considered in diluted earnings per share when the conditions that permit conversion have occurred. The notes are redeemable at the Company's option for shares or cash at any time on or after August 21, 2010 and are subject to repurchase at the option of the holder on August 15, 2008, August 15, 2010, August 15, 2013, and August 15, 2018, or upon the occurrence of certain events. The notes are unsecured and unsubordinated obligations of the Company.

The following table sets forth certain information regarding the Company's outstanding indebtedness as of March 31, 2004:

                                               Amount in         % Of        Interest
                                                 $000's          Debt        Rate (2)       Maturity
                                               ---------        ------       --------      -----------
Fixed Rate Debt:
Secured facility (1)                           $ 340,000         67.8%         6.64%              2008
Conventional mortgages                            52,156         10.4%         6.18%       2007 - 2009
                                               ---------        -----          ----
    Total fixed                                  392,156         78.2%         6.55%

Floating Rate Debt:
Revolving credit facility (1)                     11,152          2.2%         1.84%              2008
                                               ---------        -----          ----
    Total floating                                11,152          2.2%         1.84%

Convertible Senior Notes                          74,750         14.9%         5.38%              2023
Mortgage notes payable held for disposition       23,475          4.7%         6.81%              2009
                                               ---------        -----          ----
Total debt                                     $ 501,533        100.0%         6.27%
                                               =========        =====          ====

----------
(1) Gives effect to two interest rate swap agreements that have the effect of fixing the interest rate on $40 million of floating rate debt at approximately 4.67% through April 2007.
(2)   Weighted average

The Company's primary market risk exposure relates to changes in interest rates associated with the variable rate portion of its secured credit facility and its bank line of credit. The Company had $11 million in variable rate debt outstanding at March 31, 2004, excluding amounts on which the interest rates are effectively fixed by floating-to-fixed interest rate swap agreements. A hypothetical 100 basis point increase in interest rates for the remainder of the year over the rates in effect at March 31, 2004, would result in an increase of interest expense and a corresponding decrease in income before discontinued operations and minority interest of approximately $28,000. This estimate incorporates only those exposures that exist as of March 31, 2004, and does not consider exposures that could arise after that date such as funding of additional acquisitions. This estimate takes into consideration that the interest rate related to the $51.2 million revolving credit facility has different tranches with various rollover dates throughout 2004 that effectively fixed the interest rate through the rollover dates.

The Company uses interest rate protection agreements to reduce the potential impact of increases in interest rates as required by the loan agreement covering its secured credit facility. The Company maintains two interest rate protection agreements for $139 million and $49.2 million, capping the Company's exposure to LIBOR at 9.35% and 7.5%, respectively, through March 2007. In addition, the Company executed two $20 million floating-to-fixed interest rate swaps to effectively fix the interest rate on $40 million of floating rate debt under the secured facility at a blended rate of approximately 4.67%. The Company simultaneously sold two $20 million interest rate caps, capping the Company's exposure to LIBOR at 9.35%. These interest rate protection agreements hedge interest payments consistent with the Company's risk management objective and strategy to reduce exposure to variability in cash flows attributable to increases in LIBOR. At March 31, 2004, the Company had unrealized losses totaling $2.5 million on derivative transactions, which if terminated, would require a cash outlay. The Company presently has no intention to terminate these contracts.

Debt agreements typically contain representations and financial or other covenants that must be adhered to in order for a borrower to avoid default on the agreement. The Company monitors its compliance with the covenants set forth it its debt agreements and does not believe that it will breach any of them in the ordinary course of business. A breach of a material covenant would normally result in the inability of the Company to maintain funds available until such breach is remedied or would allow the lender to require the Company to repay the debt obligation.

The Company has an effective shelf registration statement on file with the SEC that provides for the issuance of up to $75 million in securities. The Company believes that it is prudent to maintain shelf registration capacity in order to facilitate future capital raising activities. In January 2004, the Company sold 1,410,000 of its common shares pursuant to its shelf registration in a privately negotiated transaction for $24.80 per share. After the January sale, approximately $40 million in securities remains available under the shelf registration statement. The net proceeds of approximately $34.7 million from the January sale, along with the proceeds of the debt offering in August 2003, were used temporarily to pay down floating rate debt having an annual interest cost of approximately 2%. When fully invested in real estate, the timing of which is uncertain, these funds are expected to provide returns that are substantially higher.

Management believes that the Company has and will have access to the capital resources necessary to adequately fund its business. At March 31, 2004, the Company had $5,694,000 in cash and cash equivalents and $10 million available under its working capital line of credit. The Company also had $137 million in unused capacity on its secured credit facility which it intends to use primarily to fund acquisitions as well as its on-going capital improvements program. In addition, another $40 million is available for acquisitions on its bank line of credit. The Company expects that adequate cash will be available to fund its operating and administrative expenses, normal capital expenditures, and debt service obligations in the foreseeable future. The Company's dividends and distributions have historically been paid from cash provided by operations. The Company anticipates that such dividends and distributions will continue to be paid, on an annual basis, from cash provided by operations.

The Company believes that the direct effects of inflation upon its operations are immaterial. Substantially all of its apartment unit leases are for a term of one year or less, which enables the Company to seek increased rents upon renewal or reletting of apartment units. Such short-term leases minimize the risk of the adverse effects of inflation; however, as a general rule, such leases permit tenants to leave at the end of the lease term without penalty and therefore expose the Company to the effect of a decline in market rents.

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

There have been no material changes to the Company's exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange
Act). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There were no significant changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Items 1 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibit
     Number   Exhibit
     -------  -------

     31.1     Rule 13a-14(a)/15d-14(a) Certifications -  Chief Executive Officer

     31.2     Rule 13a-14(a)/15d-14(a) Certifications - Chief Financial Officer

     32.1     Section 1350 Certifications  - Chief Executive Officer

     32.2     Section 1350 Certifications - Chief Financial Officer

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

                                              THE TOWN AND COUNTRY TRUST


   Date:  May 10, 2004                        /s/ Alan W. Lasker
          ---------------------               ------------------------------
                                              Alan W. Lasker
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Duly authorized signatory of
                                              The Town and Country Trust)