Form 10-Q
period 2004-06-30
TOWN & COUNTRY TRUST
filed 2004-08-09
CIK 906110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2004

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

Common Shares of Beneficial Interest, $.01 par value, 17,419,258 outstanding as of August 6, 2004.

                           THE TOWN AND COUNTRY TRUST
                                    FORM 10-Q
                                      INDEX


                                                                                                                          PAGE
                                                                                                                          ----

                PART I: FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements (Unaudited)

                      Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003..................................3

                      Consolidated Statements of Operations for the three-and six-month periods ended
                      June 30, 2004 and 2003.................................................................................4

                      Consolidated Statements of Cash Flows for the six-month periods ended
                      June 30, 2004 and 2003.................................................................................5

                      Notes to Consolidated Financial Statements.............................................................6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations.......................11

Item 3.         Quantitative and Qualitative Disclosures about Market Risk..................................................21

Item 4.         Controls and Procedures.....................................................................................21

                PART II: OTHER INFORMATION

Item 1.         Legal Proceedings...........................................................................................22
Item 2.         Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities............................22
Item 3.         Defaults Upon Senior Securities.............................................................................22
Item 4.         Submission of Matters to a Vote of Security Holders.........................................................22
Item 5.         Other Information...........................................................................................22
Item 6.         Exhibits and Reports on Form 8-K............................................................................22

Signature.      ............................................................................................................23

PART I: FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           THE TOWN AND COUNTRY TRUST
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       JUNE 30,      DECEMBER 31,
                                                                         2004            2003
                                                                       ---------       ---------
                                                                      (Unaudited)
ASSETS
Real estate held for investment:
   Land                                                                $ 103,325       $ 103,325
   Buildings and improvements                                            717,748         702,352
   Other                                                                   9,454           9,089
                                                                       ---------       ---------
                                                                         830,527         814,766
Less accumulated depreciation                                           (293,978)       (276,603)
                                                                       ---------       ---------
                                                                         536,549         538,163

Real estate and other assets held for disposition                         18,237          32,561
Cash and cash equivalents                                                 13,741           2,267
Restricted cash                                                            2,465           2,415
Deferred financing costs, net                                              6,194           6,628
Other assets                                                               4,109           6,956
                                                                       ---------       ---------
   Total assets                                                        $ 581,295       $ 588,990
                                                                       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable                                                 $ 426,619       $ 427,318
5.375% Convertible Senior Notes                                           74,750          74,750
Mortgage notes payable and other liabilities held for disposition            141          23,734
Accrued interest                                                           4,133           4,021
Accounts payable and other liabilities                                     8,352           9,157
Security deposits                                                          3,244           3,092
Minority interest                                                          7,945           7,556
                                                                       ---------       ---------
   Total liabilities                                                     525,184         549,628

Shareholders' equity:
  Common shares of beneficial interest ($.01 par value),
      500,000,000 shares authorized, 17,418,800 and 15,858,619
      issued and outstanding at June 30, 2004 and
      December 31, 2003                                                      174             159
   Additional paid-in capital                                            350,889         316,926
   Distributions in excess of accumulated earnings                      (288,980)       (272,370)
   Deferred compensation - restricted stock                               (4,681)         (3,299)
   Other comprehensive loss                                               (1,291)         (2,054)
                                                                       ---------       ---------
     Total shareholders' equity                                           56,111          39,362
                                                                       ---------       ---------
   Total liabilities and shareholders' equity                          $ 581,295       $ 588,990
                                                                       =========       =========

See accompanying notes.

                           THE TOWN AND COUNTRY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS                  SIX MONTHS
                                                                         ENDED JUNE 30,               ENDED JUNE 30,
                                                                      2004           2003           2004           2003
                                                                    --------       --------       --------       --------
REVENUE
Rental income                                                       $ 31,369       $ 28,875       $ 62,237       $ 56,631

EXPENSES
Operating expenses:
   Real estate taxes and insurance                                     3,371          3,158          6,754          6,153
   Utilities                                                           1,718          1,785          3,931          3,826
   Repairs and maintenance                                             4,016          3,722          7,402          7,010
   Marketing and advertising                                           1,200          1,064          2,308          1,999
   Management expense                                                  1,607          1,737          3,384          3,311
   Other                                                               1,259          1,278          2,513          2,385
                                                                    --------       --------       --------       --------
   Total operating expenses                                           13,171         12,744         26,292         24,684

Real estate depreciation                                              11,644          5,096         17,037          9,639
Interest expense                                                       8,325          6,831         16,306         13,318
General and administrative                                             1,365          1,144          3,192          2,297
Other depreciation and amortization                                      284            178            548            355
                                                                    --------       --------       --------       --------
                                                                      34,789         25,993         63,375         50,293
                                                                    --------       --------       --------       --------
(Loss) income before discontinued operations and minority
   interest                                                           (3,420)         2,882         (1,138)         6,338
Loss (income) allocated to minority interest from continuing
   operations                                                            433           (385)           136           (847)
Minority interest distribution in excess of earnings (Note 6)              -           (573)             -           (975)
                                                                    --------       --------       --------       --------
  (Loss) income from continuing operations                            (2,987)         1,924         (1,002)         4,516
                                                                    --------       --------       --------       --------

Income from discontinued operations before minority interest             894            769            945          2,236
Impairment of assets held for sale                                      (272)             -         (1,672)             -
(Income) loss allocated to minority interest from discontinued
   operations                                                            (79)          (103)            97           (299)
                                                                    --------       --------       --------       --------
  Income (loss) from discontinued operations                             543            666           (630)         1,937
                                                                    --------       --------       --------       --------
Net (loss) income                                                   $ (2,444)      $  2,590       $ (1,632)      $  6,453
                                                                    ========       ========       ========       ========

Basic (loss) earnings per share:
   (Loss) income from continuing operations                         $  (0.17)      $   0.12       $  (0.06)      $   0.28
   Income (loss) from discontinued operations                           0.03           0.04          (0.04)          0.12
                                                                    --------       --------       --------       --------
   Net (loss) income                                                $  (0.14)      $   0.16       $  (0.10)      $   0.40
                                                                    ========       ========       ========       ========
Diluted (loss) earnings per share:
   (Loss) income from continuing operations                         $  (0.17)      $   0.12       $  (0.06)      $   0.28
   Income (loss) from discontinued operations                           0.03           0.04          (0.04)          0.12
                                                                    --------       --------       --------       --------
   Net (loss) income                                                $  (0.14)      $   0.16       $  (0.10)      $   0.40
                                                                    ========       ========       ========       ========

Weighted average common shares outstanding - basic                    17,018         15,997         16,745         15,990
Dilutive effect of outstanding options and restricted shares               -            291              -            257
                                                                    --------       --------       --------       --------
Weighted average common shares outstanding - diluted                  17,018         16,288         16,745         16,247
                                                                    ========       ========       ========       ========

Dividends declared and paid per share outstanding                   $   0.43       $   0.43       $   0.86       $   0.86
                                                                    ========       ========       ========       ========

See accompanying notes.

                           THE TOWN AND COUNTRY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                         2004           2003
                                                                                       --------       --------
OPERATING ACTIVITIES
Net (loss) income                                                                      $ (1,632)      $  6,453
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       18,210         11,675
     Depreciation and amortization from discontinued operations                               -            536
     (Loss) income allocated to minority interest                                          (233)         2,121
     Amortization of unearned compensation                                                  468            416
     Impairment of assets held for disposition                                            1,672              -
     Changes in operating assets and liabilities:                                             -              -
       Increase in restricted cash                                                          (50)          (200)
       Decrease in other assets                                                           2,439          1,051
       Increase in accounts payable, other liabilities, accrued interest and
         security deposits                                                                  104          4,069
                                                                                       --------       --------
Net cash provided by operating activities                                                20,978         26,121

INVESTING ACTIVITIES
Acquisition of operating properties                                                           -        (64,350)
Proceeds from sale of operating property                                                 13,180              -
Capital expenditures, net                                                               (16,282)       (12,789)
                                                                                       --------       --------
Net cash used in investing activities                                                    (3,102)       (77,139)

FINANCING ACTIVITIES
Net (payments) borrowings on mortgage notes payable                                     (24,174)        59,547
Net borrowings on notes payable - unsecured                                                   -          7,000
Payments of deferred financing costs                                                          -           (954)
Proceeds from issuance of shares under the dividend reinvestment plan                        83             56
Proceeds from exercise of share options                                                      43            384
Issuance of common shares                                                                34,745              -
Dividends paid to shareholders                                                          (14,978)       (14,041)
Distributions to minority interest holders                                               (2,121)        (2,121)
                                                                                       --------       --------
Net cash (used in) provided by financing activities                                      (6,402)        49,871
                                                                                       --------       --------
Increase (decrease) in cash and cash equivalents                                         11,474         (1,147)
Cash and cash equivalents at beginning of period                                          2,267          2,641
                                                                                       --------       --------
Cash and cash equivalents at end of period                                             $ 13,741       $  1,494
                                                                                       ========       ========
Cash interest paid                                                                     $ 16,063       $ 14,802
                                                                                       ========       ========

See accompanying notes.

                           THE TOWN AND COUNTRY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements of The Town and Country Trust (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") and, accordingly, do not include all of the information required by U.S. generally accepted accounting principles. Such financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position at June 30, 2004 and results of operations for the interim periods ended June 30, 2004 and 2003. Interim results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of results that may be expected for a full year. Certain previously reported amounts have been reclassified to conform to the current presentation. The accompanying financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2. REAL ESTATE
During 2003, the Company acquired three apartment communities containing 733 units for $117.4 million. The Company accounted for the acquisitions utilizing the purchase method, and accordingly, the results of the acquisition properties are included in the Company's results of operations from the date of acquisition. The following consolidated unaudited pro forma results of operations for the quarter and six months ended June 30, 2003 reflect the acquisitions as if they had occurred on January 1, 2003.

(in thousands, except per share data)                       Three Months ended      Six Months ended
                                                               June 30, 2003         June  30, 2003
-----------------------------------------------------------------------------------------------------------
Revenues                                                          $30,639                  $61,142
Net Income                                                         $1,907                   $5,532
Income per share - basic                                            $0.12                    $0.35
Income per share - diluted                                          $0.12                    $0.34

During the quarter ended June 30, 2004, the Company revised the estimated useful life on certain depreciable assets, principally carpet, to more closely approximate their economic lives based upon recent experience. Consequently, the Company recorded an additional depreciation charge of $5,701,000.

3.  DISCONTINUED OPERATIONS
At the end of 2003, the Company made the strategic decision to exit the Charlotte, North Carolina market. At December 31, 2003, the Company's two Charlotte communities were classified as held for disposition in the accompanying balance sheet. The first community was sold on June 18, 2004 for net proceeds of approximately $13.2 million. The sale of the second property was completed on August 5, 2004 for net proceeds of approximately $18 million. Based on the carrying value of each community and the related net sales proceeds, the Company recorded impairment charges totaling approximately $1,672,000 during the six months ended June 30, 2004. During 2004, the Company also recorded a $558,000 gain on involuntary conversion relating to insurance proceeds received related to fires at two of the communities sold in 2003. During 2003, the Company sold five apartment communities containing 2,325 units for $117.2 million. The 2003 sales were structured to qualify as like-kind exchanges for the acquired properties discussed in Note 2.

The results of operations for these seven properties are classified on the Consolidated Statements of Operations as, "Income from discontinued operations". The assets and liabilities of the properties held for sale are included in "Real estate and other assets held for disposition" and "Mortgage notes payable and other liabilities held for disposition" on the Company's Consolidated Balance Sheets. Unaudited condensed summary results of operations of the seven apartment communities is as follows:

                                                       THREE MONTHS                    SIX MONTHS
                                                       ENDED JUNE 30,                ENDED JUNE 30,
(in thousands)                                       2004           2003           2004           2003
                                                 --------       --------       --------       --------
Rental income                                    $    927       $  5,106       $  1,927       $ 10,182
Operating expenses                                   (534)        (2,384)        (1,072)        (4,640)
Real estate depreciation                                -           (807)             -         (1,654)
Interest expense                                      (57)        (1,146)          (468)        (2,273)
Gain on involuntary conversion                        558              -            558            621
Impairment of fixed assets                           (272)             -         (1,672)             -
                                                 --------       --------       --------       --------
Income from discontinued operations, before
   minority interests                            $    622       $    769       $   (727)      $  2,236
                                                 ========       ========       ========       ========

Assets and liabilities of the apartment communities held for disposition consisted of the following at June 30, 2004 and December 31, 2003:

                                                                       JUNE 30,     DECEMBER 31,
(in thousands)                                                           2004           2003
                                                                       -----------------------
Land                                                                   $  3,173       $  6,032
Building and improvements                                                17,973         32,901
Other                                                                        43             78
Accumulated depreciation                                                 (3,414)        (6,694)
Other assets                                                                462            244
                                                                       --------       --------
Real estate and other assets held for disposition                      $ 18,237       $ 32,561
                                                                       ========       ========

Mortgage notes payable                                                 $      -       $ 23,475
Other liabilities                                                           141            259
                                                                       --------       --------
Mortgage notes payable and other liabilities held for disposition      $    141       $ 23,734
                                                                       ========       ========

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

In 1993 and 1997, the Company established long-term incentive plans for the purpose of attracting and retaining executive officers, other key personnel and non-employee trustees (the "Plans"). The Plans provide for the granting of restricted shares and share options (incentive and non-qualified) to purchase up to 1,950,000 common shares at prices not less than the fair market value at the date of grant. During the six months ended June 30, 2004, 8,000 options were granted at an option price of $25.40. In addition, during 2004, the Company recorded a $404,000 charge related to the cashless exercise of certain stock options.

Pro forma information regarding net (loss) income and (loss) earnings per share as required by Statement 148, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement, is set forth in the table below:

                                                                THREE MONTHS                     SIX MONTHS
                                                                ENDED JUNE 30,                  ENDED JUNE 30,
(in thousands, except per share information)                 2004             2003           2004            2003
                                                           ---------       ---------       ---------       ---------
Net (loss) income, as reported                             $  (2,444)      $   2,590       $  (1,632)      $   6,453
Add: Total stock compensation expense included in
       reported net income                                       245             237             468             416
Less: Total stock based compensation expense
       determined under the fair value method for all
       awards                                                   (268)           (257)           (518)           (458)
                                                           ---------       ---------       ---------       ---------
Pro forma net (loss) income                                $  (2,467)      $   2,570       $  (1,682)      $  (6,411)
                                                           =========       =========       =========       =========

(Loss) earnings per share:
    Basic, as reported                                     $   (0.14)      $    0.16       $   (0.10)      $    0.40
    Basic, pro forma                                       $   (0.14)      $    0.16       $   (0.10)      $    0.40
    Diluted, as reported                                   $   (0.14)      $    0.16       $   (0.10)      $    0.40
    Diluted, pro forma                                     $   (0.14)      $    0.16       $   (0.10)      $    0.39

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The fair value for the options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                        2004          2003
                                                       -------       -------
     Risk free interest rate                            4.6%          3.1%
     Dividend yield                                     8.8%          8.1%
     Volatility factor                                  .18           .17
     Weighted-average expected life (in years)            5             5

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

Minority interest is increased and decreased, respectively, for income and loss and distributions allocated to units held by outside interests. Periodically, the Company raises additional equity through the issuance of common shares and contributes the proceeds to The TC Operating Limited Partnership for an equivalent number of common units. The Company records adjustments to minority interest and shareholders' equity to reflect the Company's increased ownership in The TC Operating Limited Partnership. The minority interest was 12.40% and 13.12% at June 30, 2004 and 2003, respectively.

As of June 30, 2004 and 2003, there were 2,466,535 common units of The TC Operating Limited Partnership that were not held by the Company. These units are exchangeable by the holders, at the Company's option, for either cash or common shares on a one-for-one basis. This exchange right has not been considered in the computation of per share data, as it does not have a dilutive effect.

During 2002, the amount reported under the caption "Minority interest" in the accompanying Balance Sheet was reduced to zero. U.S. generally accepted accounting principles require that, for financial reporting purposes, an additional allocation of income be made to the minority interest account in an amount necessary to keep such balance from falling below zero since there is no requirement for the unit holders to make additional contributions. During the first half of 2003, therefore, the Company allocated an additional $975,000 to the minority interests. Subsequently in 2003, earnings were in excess of distributions to minority interests and, therefore, the Company reallocated the additional income that had previously been so allocated to the minority interests.

6. FINANCIAL INSTRUMENTS
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Certain Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities, an amendment of Statement 133", SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities, an amendment of Statement 133" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", was adopted by the Company on January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring all derivative financial instruments to be carried in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedge transaction. For derivative financial instruments that qualify as cash flow hedges, changes in fair value of the derivative instrument are reported as a component of other comprehensive income with the corresponding offset to other assets and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. For hedges where a change in the fair value of the derivative exceeds the change in the fair value of the hedged item, the ineffective portion, if any, is recognized in other income/expense in current period earnings. The Company uses derivative financial instruments in the normal course of business to limit its exposure to fluctuations in interest rates. The Company does not enter into derivative instruments for speculative purposes.

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

The Company maintains two interest rate protection agreements covering $139 million and $49.2 million, respectively, of variable rate debt associated with its secured credit facility. This protection agreements cap the Company's exposure to LIBOR at 9.35% and 7.5%, respectively, through April 2007. The Company also has floating-to-fixed interest rate swaps to effectively fix the interest rate on $40 million of floating rate debt under the secured facility at a blended rate of approximately 4.63%. The Company, concurrent with the purchase of the interest rate swaps, sold two $20 million interest rate caps, capping the Company's exposure to LIBOR at 9.35%. The interest rate protection agreements hedge interest payments consistent with the Company's risk management objectives and strategy. The Company believes that each of these transactions qualifies as a cash flow hedge and thereby qualifies for hedge accounting under SFAS 133.

The following table presents the fair value of outstanding derivative financial instruments, based on external market quotations as of June 30, 2004:


    Notional Amount        Fixed Rate          Type of Contract         Effective Date    Contract Maturity      Fair Value
-----------------------------------------------------------------------------------------------------------------------------
   $   139,000,000             9.35%                 Cap               April, 2002           April, 2007        $    28,000
   $    49,172,000             7.50%                 Cap               April, 2003           April, 2007        $    32,000
   $   (40,000,000)            9.35%                 Cap               January, 2003         April, 2007        $    (8,000)
   $    20,000,000             4.84%       Swap (Floating to Fixed)    January, 2003         April, 2007        $  (772,000)
   $    20,000,000             3.48%       Swap (Floating to Fixed)    January, 2003         April, 2007        $   (46,000)

The following is a summary of the derivative transactions for three months and six months ended June 30, 2004 and 2003.

                                                              THREE MONTHS                 SIX MONTHS
                                                             ENDED JUNE 30,              ENDED JUNE 30,
(in thousands)                                             2004          2003          2004          2003
--------------                                            -------       -------       -------       -------
 Net (loss) income                                        $(2,444)      $ 2,590       $(1,632)      $ 6,453
 Other comprehensive income (loss)-unrealized gain
      (loss) on hedge instruments                           1,233          (720)          763        (1,195)
                                                          -------       -------       -------       -------
 Comprehensive (loss) income                              $(1,211)      $ 1,870       $  (869)        5,258
                                                          =======       =======       =======       =======

 Adjustment to net income related to the ineffective
      portion of hedge instruments                        $    28       $    (4)      $   (20)      $    (1)
                                                          =======       =======       =======       =======

The Company expects to reclassify approximately $753,000 of unrealized losses into earnings in the next twelve months.

7. SHAREHOLDERS EQUITY
On February 3, 2004, the Company sold 1.41 million of its common shares of beneficial interest in a private sale at a negotiated price of $24.80 per share for net proceeds of approximately $34.7 million. The sale was made pursuant to the Company's existing shelf registration statement as previously filed with the Securities and Exchange Commission.

8. EARNINGS PER SHARE
Basic and diluted per share results for all periods presented were computed based on the net earnings or loss for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings (loss) per share. In accordance with SFAS No. 128, "Earnings Per Share," the weighted average number of common shares used in the calculation of diluted per share amounts is adjusted for the dilutive effects of restricted stock and stock options based on the treasury stock method only if an entity records earnings from continuing operations as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations. For the three and six month periods ended June 30, 2004, the average number of common shares used in the diluted loss per share has not been adjusted for the effects of approximately 270,000 and 291,000, respectively, dilutive shares.

9. SUBSEQUENT EVENTS
On August 5, 2004, the Board of Trustees declared a quarterly dividend of $.43 per share, aggregating approximately $7,500,000. Concurrent with the payment of the dividend, a limited partnership ownership distribution of approximately $1,100,000 will be made to the minority interest holders. The dividend and distribution will be paid on September 10, 2004 to holders of record as of August 20, 2004.

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

OVERVIEW

The following discussion is based primarily on the unaudited consolidated financial statements of The Town and Country Trust and its subsidiaries (collectively "the Company") as of June 30, 2004 and for the three- and six-month periods ended June 30, 2004 and 2003. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

The Town and Country Trust owns an approximate 88% general partnership interest in The TC Operating Limited Partnership, which, through wholly-owned subsidiary entities, holds the operating assets of the Company. The remaining 12% is owned by minority interest partners that hold limited partnership units, which are convertible by the holders, at the Company's option, into the Company's common shares of beneficial interest on a one-for-one basis or cash. The general and limited partnership interests in the TC Operating Limited Partnership are represented by Operating Partnership units ("OP Units"). At June 30, 2004, the Company owned 17,418,800 OP Units and the minority interests held 2,466,535 OP Units.

The Town and Country Trust, organized in 1993, is a real estate investment trust ("REIT") focused on the ownership and operation of multifamily apartment communities in selected markets in the Mid-Atlantic and

Southeast regions of the U. S. The Company seeks to acquire additional apartments in certain of its existing markets, particularly in the Greater Washington, D. C. and Baltimore metropolitan areas and in Florida. The Company is also interested in pursuing multifamily investment opportunities in other "high barrier to entry" markets within its operating region. In addition, the Company continues to evaluate its portfolio for communities and/or submarkets that may no longer match its long-term strategy. In 2004, the Company exited Charlotte, North Carolina through the strategic disposition of its two apartment communities located there. During the first six months of 2004, the Company has been unable to find suitable investment opportunities in its preferred markets at acceptable pricing, as the investment climate for multifamily properties has continued to be extremely competitive.

At June 30, 2004, the Company owned 38 apartment communities with 13,065 apartment homes classified as real estate held for investment and one apartment community with 250 apartment homes classified as real estate held for disposition. In 2003, the Company acquired three apartment communities with an average age of 4.3 years while disposing of five apartment communities with an average age of 35.8 years. Management expects the newly acquired assets to have more predictable operating expenses and reduced capital expenditure requirements that will lead to better sustainable operating cash flows.

CRITICAL ACCOUNTING POLICIES
The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS
The Company's results include the results of both continuing and discontinued operations. Discontinued operations reflect operations of one apartment community (250 apartment homes) that was held for sale at June 30, 2004, and six apartment communities (2,655 apartment homes) that were sold since the beginning of 2003. Results from these properties are reflected in the caption Income from Discontinued Operations in the accompanying statement of operations. The Company's results from continuing operations consist of both "Same Store" results and results of new acquisitions. "Same Store" results reflect results from 12,332 apartment homes owned and operated throughout both 2004 and 2003. Results from new acquisitions include results from three communities (733 apartment homes) acquired in 2003.

THREE MONTHS ENDED JUNE 30, 2004 AND 2003
The Company recorded a net loss for the three months ended June 30, 2004 of $2,444,000, or $0.14 per diluted share, a decrease of $5,034,000 from net income of $2,590,000 or $0.16 per diluted share, for the three months ended June 30, 2003. During the second quarter, the Company revised the estimated useful lives of certain depreciable assets, principally carpet, to more closely approximate their economic lives based on recent experience. This change in accounting estimate resulted in additional depreciation of $5,701,000. Also included in the net loss is an additional $272,000 impairment charge related to the two properties held for sale at December 31, 2003. The remaining increase in net income is primarily attributable to continuing operations net operating income growth offset by increases in interest costs related to the issuance of the convertible senior notes.

CONTINUING OPERATIONS
Same Store Communities
Operating results for the Same Store communities are set forth in the table below:

                                    THREE MONTHS ENDED JUNE 30,
(in thousands)              2004         2003              CHANGE
--------------            ---------------------------------------------
Rental income             $28,607      $27,826      $   781         2.8%
Operating expenses         12,132       12,386         (254)       (2.1)%
                          -------      -------      -------       -----
Net operating income      $16,475      $15,440      $ 1,035         6.7%
                          =======      =======      =======       =====

The Company uses net operating income (NOI) to measure the operating results of its communities. NOI represents property rental income less property operating expenses. NOI is widely used in the real estate industry in connection with the valuation of income-producing real estate and as a supplemental measure of performance. This performance measure is not intended as a replacement for net income determined in accordance with U.S. generally accepted accounting principles ("GAAP"). A reconciliation between net (loss) income and Same Store net operating income is as follows:

                                                       THREE MONTHS ENDED
                                                            JUNE 30,
(in thousands)                                         2004           2003
                                                     -----------------------
Same Store net operating income                      $ 16,475       $ 15,440
Add (deduct):
   Real estate depreciation                           (11,644)        (5,096)
   Interest expense                                    (8,325)        (6,831)
   General and administrative                          (1,365)        (1,144)
   Other depreciation and amortization                   (284)          (178)
   Income from discontinued operations                    622            769
   Net operating income from acquisitions               1,723            691
   Loss (income) allocated to minority interest           354         (1,061)
                                                     --------       --------
Net (loss) income                                    $ (2,444)      $  2,590
                                                     ========       ========

Same Store rental income for the three months ended June 30, 2004, grew by $781,000 or 2.8%, primarily attributable to an average rental rate increase of 2.8% and a 0.5% decrease in physical occupancy to 92.7%. Occupancy and average rent statistics for the Company's operating markets are as follows:

                                           % OF              AVERAGE MONTHLY RENT                   OCCUPANCY
                                       PORTFOLIO(1)      2004       2003       CHANGE        2004      2003      CHANGE
                                       -------------   --------------------------------    -------------------------------
Baltimore, Maryland                        37.2%       $   760    $   727       4.5%         91.5%     93.1%      (1.6)%
Metropolitan Washington DC
   Northern Virginia                       14.8%         1,055      1,035       1.9%         94.5%     93.7%       0.8%
   Maryland Suburbs                        10.0%           930        904       2.9%         94.5%     91.2%       3.3%
Pennsylvania                               16.8%           653        629       3.8%         90.1%     94.9%      (4.8)%
Orlando, Florida                            7.6%           714        703       1.6%         93.8%     91.0%       2.8%
Sarasota/Bradenton, Florida                 6.0%           755        742       1.8%         94.6%     92.6%       2.0%
Newark, Delaware                            4.0%           844        875      (3.5)%        92.0%     94.6%      (2.6)%
Palm Beach Gardens, Florida                 3.6%           898        898       0.0%         93.3%     95.2%      (1.9)%
                                       -------------   ---------- ---------- ----------    --------- ---------- ----------
    Same Store Total                      100.0%       $   807    $   785       2.8%         92.7%     93.2%      (0.5)%
                                       =============   ========== ========== ==========    ========= ========== ==========

     (1) Based on number of Same Store apartment homes

Same Store operating expenses for the three months ended June 30, 2004, decreased $254,000 or 2.1%, to $12,132,000 from $12,386,000 for the three months ended June 30, 2003. Utility costs decreased $127,000 or 7.2% mostly attributable to the price reduction reflected in the current year's purchased gas contract and reduced consumption. Insurance costs decreased $110,000 or 13.1% due to a reduction in policy premiums effective with the July 2003 policy renewal. As a result, Same Store net operating income (i.e., rental income less operating expenses) increased $1,035,000 or 6.7% to $16,475,000 from $15,440,000.

INTEREST EXPENSE
In August 2003, the Company issued $74,750,000 of 5.375% Convertible Senior Notes due 2023. Interest expense related to these notes for the three months ended June 30, 2004, was $1,033,000. Interest expense on mortgage debt increased $461,000 or 6.7% to $7,292,000 from $6,831,000 last year. This increase reflects an increase in the weighted average interest rate attributable to the Company's average amount of continuing debt outstanding, excluding the Convertible Senior Notes, to 6.43% compared to 5.43% for the second quarter last year despite a decrease in the average amount of outstanding debt attributable to continuing operations during the year to $423.5 million versus $471.8 million during last year.

GENERAL AND ADMINISTRATIVE
During the second quarter, general and administrative expenses increased by $221,000 or 19.3%, reflecting (i) $91,000 in increased payroll and related costs and (ii) $98,000 in increased legal, accounting fees, D&O insurance premiums and corporate governance related expenses.

DISCONTINUED OPERATIONS
For the second quarter 2004, income from discontinued operations after minority interest was $622,000, net of minority interest of $79,000, compared to $769,000, net of minority interest of $103,000, for the second quarter last year. The results from discontinued operations for the second quarter 2004 includes a $272,000 impairment charge on the properties held for sale at December 31, 2003. The income from discontinued operations for the second quarter 2004 also includes a $558,000 gain on involuntary conversion relating to insurance proceeds received related to fires at two of the communities sold in 2003.

DISTRIBUTIONS TO MINORITY INTEREST IN EXCESS OF EARNINGS
U.S. generally accepted accounting principles require that, for financial reporting purposes, an additional allocation of income be made to the minority interest account in an amount necessary to keep such balance from falling below zero since there is no requirement for the unit holders to make additional contributions. During the second quarter 2003, therefore, the Company allocated an additional $573,000 to the minority interests. Subsequently in 2003, earnings were in excess of distributions to minority interests and, therefore, the Company reallocated the additional income that had previously been so allocated to the minority interests.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003
The Company recorded a net loss for the six months ended June 30, 2004 of $1,632,000, or $0.10 per diluted share, a decrease of $8,085,000 from $6,453,000 or $0.40 per diluted share, for the six months ended June 30, 2003. During the second quarter, the Company revised the estimated useful lives of certain depreciable assets, principally carpet, to more closely approximate their economic lives based on recent experience. This change in accounting estimate resulted in additional depreciation of $5,701,000. Also included in net income is a $1,672,000 impairment charge related to the property held for disposition and the property sold during the quarter. The remaining decrease in net income is primarily attributable to increases in interest costs related to the issuance of the convertible senior notes, an increase in general and administrative expenses and a reduction in income as a result of portfolio changes offset by growth in same store net operating income.

CONTINUING OPERATIONS
Same Store Communities
Operating results for the Same Store communities are set forth in the table below:

                                        SIX MONTHS ENDED JUNE 30,
    (in thousands)              2004         2003              CHANGE
    --------------            --------------------------------------------
    Rental income             $56,720      $55,580      $ 1,140       2.1%
    Operating expenses         24,252       24,324          (72)      (0.3)%
                              -------      -------      -------       ----
    Net operating income      $32,468      $31,256      $ 1,212       3.9%
                              =======      =======      =======       ====

The Company uses net operating income (NOI) to measure the operating results of its communities. NOI represents property rental income less property operating expenses. NOI is widely used in the real estate industry in connection with the valuation of income-producing real estate and as a supplemental measure of performance. This performance measure is not intended as a replacement for net income determined in accordance with U.S. generally accepted accounting principles ("GAAP"). A reconciliation between net income and Same Store net operating income is as follows:

                                                     SIX MONTHS ENDED JUNE 30,
(in thousands)                                          2004           2003
--------------                                        -----------------------
 Same Store net operating income                      $ 32,468       $ 31,256
 Add (deduct):
    Real estate depreciation                           (17,037)        (9,639)
    Interest expense                                   (16,306)       (13,318)
    General and administrative                          (3,192)        (2,297)
    Other depreciation and amortization                   (548)          (355)
    (Loss) income from discontinued operations            (727)         2,236
    Net operating income from acquisitions               3,477            691
    Loss (income) allocated to minority interest           233         (2,121)
                                                      --------       --------
 Net (loss) income                                    $ (1,632)      $  6,453
                                                      ========       ========

Same Store rental income for the six months ended June 30, 2004, grew by $1,140,000 or 2.1%, primarily attributable to an average rental rate increase of 2.4% and a 0.5% decrease in physical occupancy to 92.4%. Occupancy and average rent statistics for the Company's operating markets are as follows:

                                          % OF               AVERAGE MONTHLY RENT                    OCCUPANCY
                                       PORTFOLIO(1)       2004       2003      CHANGE        2004       2003      CHANGE
                                       -------------   --------------------------------    -------------------------------
Baltimore, Maryland                        37.2%       $   754    $   724       4.1%         91.5%     92.7%      (1.2)%
Metropolitan Washington DC
   Northern Virginia                       14.8%         1,050      1,039       1.1%         93.8%     93.1%       0.7%
   Maryland Suburbs                        10.0%           930        904       2.9%         93.2%     91.9%       1.3%
Pennsylvania                               16.8%           651        632       3.0%         90.2%     94.1%      (3.9)%
Orlando, Florida                            7.6%           716        714       0.3%         93.4%     90.5%       2.9%
Sarasota/Bradenton, Florida                 6.0%           753        746       0.9%         94.8%     93.3%       1.5%
Newark, Delaware                            4.0%           861        873      (1.4)%        90.0%     95.2%      (5.2)%
Palm Beach Gardens, Florida                 3.6%           897        900      (0.3)%        94.3%     95.0%      (0.7)%
                                       -------------   ---------- ---------- ----------    --------- ---------- ----------
    Same Store Total                      100.0%       $   805    $   786       2.4%         92.4%     92.9%      (0.5)%
                                       =============   ========== ========== ==========    ========= ========== ==========

      (1) Based on number of Same Store apartment homes

Same Store operating expenses for the six months ended June 30, 2004, decreased $72,000 or 0.3%, to $24,252,000 from $24,324,000 for the six months ended June
30, 2003. Marketing and advertising increased $109,000 or 5.5% related to increased compensation costs as a result of reduced associate turnover. Repairs and maintenance decreased $94,000 or 1.4%, as the Company recorded approximately $259,000 less in payroll and snow removal cost because of the record snowfall experienced on the East Coast early in 2003, offset by annual salary increases. Utility costs decreased $48,000 or 1.3%, mostly attributable to the price reduction reflected in the current year's gas contract and reduced consumption, offset in part by increased cost associated with additional vacant units. As a result, Same Store net operating income (i.e., rental income less operating expenses) increased $1,212,000 or 3.9% to $32,468,000 from $31,256,000.

INTEREST EXPENSE
In August 2003, the Company issued $74,750,000 of 5.375% Convertible Senior Notes due 2023. Interest expense related to these notes for the six months ended June 30, 2004, was $2,041,000. Interest expense on mortgage debt increased $947,000 or 7.1% to $14,265,000 from $13,318,000 last year. This increase reflects an increase in the weighted average interest rate attributable to the Company's average amount of continuing debt outstanding, excluding the Convertible Senior Notes, to 6.34% compared to 5.52% for the second quarter of last year despite a decrease in the average amount of outstanding debt attributable to continuing operations during the year to $421.3 million versus $458.5 million during last year.

GENERAL AND ADMINISTRATIVE
During the six months ended June 30, 2004, general and administrative expenses increased by $895,000 or 39.0%, reflecting (i) $651,000 in increased payroll and related costs, including $343,000 of compensation expense recorded on the cashless exercise of certain stock options and an increase in incentive compensation expense of $59,000 related to the amortization of current and prior year restricted stock grants and (ii) $237,000 attributable to increased legal fees, D&O insurance premiums and corporate governance related expenses.

DISCONTINUED OPERATIONS
For the six months ended June 30, 2004, (loss) income from discontinued operations after minority interest was ($630,000), net of minority interest of ($97,000), compared to $1,937,000, net of minority interest of $299,000, for the first six months of last year. The results from discontinued operations for the first six months of 2004 includes a $1,672,000 impairment charge on the properties held for sale at December 31, 2003. The income from discontinued operations for the six months ended June 30, 2004 also includes a $558,000 gain on involuntary conversion relating to insurance proceeds received related to fires at two of the communities sold in 2003. The income from discontinued operations for the six months ended June 30, 2003 includes a $621,000 gain on involuntary conversion relating to a fire at one of the communities sold in 2003.

DISTRIBUTIONS TO MINORITY INTEREST IN EXCESS OF EARNINGS
U.S. generally accepted accounting principles require that, for financial reporting purposes, an additional allocation of income be made to the minority interest account in an amount necessary to keep such balance from falling below zero since there is no requirement for the unit holders to make additional contributions. During the six months ended June 30, 2003, the Company, therefore, allocated an additional $975,000 to the minority interests. Subsequently in 2003, earnings were in excess of distributions to minority interests and, therefore, the Company reallocated the additional income that had previously been so allocated to the minority interests.


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

While the NAREIT definition of FFO does not specifically address involuntary conversions of operating properties, management believes that such conversions are, in substance, sales of property. Since the NAREIT definition of FFO excludes gains and losses on property sales, the reported gains on involuntary conversion have, likewise, been excluded from FFO.

A reconciliation between net income and FFO is as follows:

                                                      THREE MONTHS                  SIX MONTHS
                                                      ENDED JUNE 30,               ENDED JUNE 30,
(in thousands)                                      2004           2003          2004           2003
--------------                                    --------       --------      --------       --------
Net (loss) income                                 $ (2,444)      $  2,590      $ (1,632)      $  6,453
Loss (income) allocated to minority interest          (354)         1,061          (233)         2,121
Gain on involuntary conversion                        (558)             -          (558)          (621)
Real estate depreciation                            11,644          5,903        17,037         11,294
                                                  --------       --------      --------       --------
Funds from operations(1)                          $  8,288       $  9,554      $ 14,614       $ 19,247
                                                  ========       ========      ========       ========

     (1) Funds from operations for 2004 includes a $272,000 and $1,672,000 impairment charge on the property held for disposition and the one sold during 2004 for the three and sixth month periods ended
          June 30, 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES
A summary of the Company's cash flow activities is as follows:

                                                               THREE MONTHS                  SIX MONTHS
                                                               ENDED JUNE 30,               ENDED JUNE 30,
(in thousands)                                             2004           2003           2004           2003
--------------                                           --------       --------       --------       --------
Net cash provided by operating activities                $ 12,736       $ 15,669       $ 20,978       $ 26,121
Net cash provided by (used in) investing activities         3,979        (70,537)        (3,102)       (77,139)
Net cash (used in) provided by financing activities        (8,668)        54,914         (6,402)        49,871

Operating activities provided unrestricted cash for the six months ended June 30, 2004 of $20,978,000, compared to $26,121,000 for the six months ended June 30, 2003. The decrease in operating cash flow is primarily the result of the increase in interest expense and the reduction of income attributable to the portfolio changes.

The decrease in cash used in investing activities was due to the purchase of two properties during the second quarter of last year whereas there were no properties purchased in the first six months of 2004 and the sale of a property in the second quarter of 2004 whereas there were not properties sold in the first six months of 2003.

The change in net cash used in financing activities for 2004 compared to net cash provided by financing activities for 2003 is the result of borrowings in 2003 which were used for the acquisition of the properties referred to above compared to the issuance of common shares of the Company in January 2004, offset by the repayment of floating rate debt.

The Company makes capital improvements to certain of its properties. These capital improvements include expenditures that increase the value and extend the useful life of an asset. Expenditures for ordinary repairs and maintenance are expensed as incurred. Normal, recurring capital expenditures generally relate to items having economic lives of 10 years or less and include the replacement of appliances, carpeting and tile plus other recurring capital expenditures such as landscaping, parking lot sealing and striping, HVAC equipment and various interior and exterior building improvements. The Company also makes certain expenditures that are considered to be non-recurring or revenue-enhancing in nature and generally relate either to (i) items having economic lives of more than 10 years or (ii) renovation projects such as the modernization of kitchen and bathrooms, new building entrances and windows, new business and fitness centers, and the addition of new appliances such as washers and dryers. The Company finances its capital improvements through a revolving credit facility and working capital. The following table details these expenditures for the six months ended June 30, 2004 and 2003.

                                                 SIX MONTHS ENDED JUNE 30,
                                              2004                      2003
                                       -----------------------------------------------
(in thousands except per unit data)     Amount     Per Unit      Amount      Per Unit
                                       -----------------------------------------------
Recurring                              $ 3,716      $   273      $ 4,062      $   267
Non-recurring                           12,700          932        9,023          592
                                       -------      -------      -------      -------
Total capital                          $16,416      $ 1,205      $13,085      $   859
                                       =======      =======      =======      =======

The Company has a credit facility with Fannie Mae of $488.2 million. This secured facility matures in 2008. At June 30, 2004, outstanding borrowings under the facility were $351.2 million. Of the $351.2 million, $300 million bears interest at a fixed rate of 6.91%. The remaining $51.2 million outstanding has a weighted-average variable rate of 1.6% at June 30, 2004 and can be converted to a fixed-rate term loan at the Company's option. The Company is party to floating-to-fixed interest rate swaps that effectively fix the interest rate on $40 million of its floating rate debt, changing the weighted average rate on all floating rate debt at June 30, 2004 to 4.0%.

The Company has a $50 million bank line of credit. Advances under the line bear interest at 120 basis points over LIBOR and are due on demand. Up to $10 million of the line may be used for working capital purposes and $40 million may be used to fund acquisitions. This line of credit matures in October 2004 and, at the Company's option, the line may be extended through October 2005. As of June 30, 2004, no amounts were outstanding under the line.

The Company has $74.75 million aggregate principal amount of 5.375% Convertible Senior Notes outstanding. The notes mature on August 15, 2023 and are convertible into the Company's common shares under certain circumstances, including if the share price exceeds $30.61 for a specified period of time. The initial conversion rate of the notes is 39.20185 per $1,000 principal amount of notes (equivalent to $25.51 per share). The conversion rate will be adjusted under certain circumstances, including stock splits, stock dividends and increases in the dividend rate over the quarterly rate of $.43 per share. The shares will be considered in diluted earnings per share when the conditions that permit conversion have occurred. The notes are redeemable at the Company's option for shares or cash at any time on or after August 21, 2010 and are subject to repurchase at the option of the holder on August 15, 2008, August 15, 2010, August 15, 2013, and August 15, 2018, or upon the occurrence of certain events. The notes are unsecured and unsubordinated obligations of the Company.

The following table sets forth certain information regarding the Company's outstanding indebtedness as of June 30, 2004:

                                                     Amount in        % Of          Interest
                                                      $000's          Debt          Rate(2)            Maturity
                                                  ---------------- ------------  ----------------  ---------------
Fixed Rate Debt:
Secured facility(1)                               $    340,000        67.9%            6.64%                2008
Conventional mortgages                                  75,467        15.0%            6.18%         2007 - 2009
                                                  ---------------- ------------  ----------------
    Total fixed                                        415,467        82.9%            6.55%

Floating Rate Debt:
Revolving credit facility(1)                            11,152         2.2%            1.84%                2008
                                                  ---------------- ------------  ----------------
    Total floating                                      11,152         2.2%            1.84%

Convertible Senior Notes                                74,750        14.9%            5.38%                2023
                                                  ---------------- ------------  ----------------
Total debt                                         $   501,369       100.0%            6.27%
                                                  ================ ============  ================

(1) Gives effect to interest rate swap agreements that have the effect of fixing the interest rate on $40 million of floating rate debt at approximately 4.63% through April 2007.
(2)  Weighted average

The Company's primary market risk exposure relates to changes in interest rates associated with the variable rate portion of its secured credit facility and its bank line of credit. The Company had approximately $11 million in variable rate debt outstanding at June 30, 2004, excluding amounts on which the interest rates are effectively fixed by floating-to-fixed interest rate swap agreements. A hypothetical 100 basis point increase in interest rates for the remainder of the year over the rates in effect at June 30, 2004, would result in an increase of interest expense and a corresponding decrease in income before discontinued operations and minority interest of approximately $28,000. This estimate incorporates only those exposures that exist as of June 30, 2004, and does not consider exposures that could arise after that date such as funding of additional acquisitions. This estimate takes into consideration that the interest rate related to the $51.2 million revolving credit facility has different tranches with various rollover dates throughout 2004 that effectively fixed the interest rate through the rollover dates.

The Company uses interest rate protection agreements to reduce the potential impact of increases in interest rates as required by the loan agreement covering its secured credit facility. The Company maintains two interest rate protection agreements for $139 million and $49.2 million, capping the Company's exposure to LIBOR at 9.35% and 7.5%, respectively, through March 2007. In addition, the Company executed two $20 million floating-to-fixed interest rate swaps to effectively fix the interest rate on $40 million of floating rate debt under the secured facility at a blended rate of approximately 4.63%. The Company simultaneously sold two $20 million interest rate caps, capping the Company's exposure to LIBOR at 9.35%. These interest rate protection agreements hedge interest payments consistent with the Company's risk management objective and strategy to reduce exposure to variability in cash flows attributable to increases in LIBOR. At June 30, 2004, the Company had unrealized losses totaling $1.3 million on derivative transactions, which if terminated, would require a cash outlay. The Company presently has no intention to terminate these contracts.

Debt agreements typically contain representations and financial or other covenants that must be adhered to in order for a borrower to avoid default on the agreement. The Company monitors its compliance with the covenants set forth in its debt agreements and does not believe that it will breach any of them in the ordinary course of business. A breach of a material covenant would normally result in the inability of the Company to maintain funds available until such breach is remedied or would allow the lender to require the Company to repay the debt obligation.

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

Management believes that the Company has and will have access to the capital resources necessary to adequately fund its business. At June 30, 2004, the Company had $13,741,000 in cash and cash equivalents and $10 million available under its working capital line of credit. The Company also had $137 million in unused capacity on its secured credit facility which it intends to use primarily to fund acquisitions as well as its on-going capital improvements program. In addition, another $40 million is available for acquisitions on its bank line of credit. The Company expects that adequate cash will be available to fund its operating and administrative expenses, normal capital expenditures, and debt service obligations in the foreseeable future. The Company's dividends and distributions have historically been paid from cash provided by operations. The Company anticipates that such dividends and distributions will continue to be paid, on an annual basis, from cash provided by operations.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange
Act). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There were no significant changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Items 1 through 3 and Item 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

Item 4 - Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on Wednesday, May 5, 2004. The Board of Trustees fixed the close of business on March 17, 2004 as the record date for the determination of shareholders entitled to notice of and to vote at the Annual Meeting and any adjournment thereof. The following Trustees were elected at the Annual Meeting, each to hold office until the next Annual Meeting of Shareholders and until his or her successor shall be elected and qualified, and the following votes were cast with respect to each nominee:

                                   For                     Withheld Authority
Harvey Schulweis                16,056,424                       183,478
Nancy Lerner Beck               14,489,375                     1,750,527
James H. Berick                 16,078,446                       161,456
H. Grant Hathaway               16,084,039                       155,863
Milton A. Wolf                  16,080,299                       159,603


Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibit
         Number     Exhibit
         ------     -------

         31.1       Rule 13a-14(a)/15d-14(a) Certifications- Chief Executive
                    Officer

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



                       THE TOWN AND COUNTRY TRUST


Date: August 9, 2004   /s/ Alan W. Lasker
      --------------   -------------------------------------------------------
                       Alan W. Lasker
                       Senior Vice President and Chief Financial Officer
                       (Duly authorized signatory of The Town and Country Trust)