Form 10-Q
period 2004-09-30
TOWN & COUNTRY TRUST
filed 2004-11-09
CIK 906110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

                         Commission file number 1-12056
                           THE TOWN AND COUNTRY TRUST
                           --------------------------
             (Exact name of registrant as specified in its charter)

                 MARYLAND                             52-6613091
      -------------------------------              ----------------
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

                                    Yes [X]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Shares of Beneficial Interest, $.01 par value, 17,438,708 outstanding as of November 5, 2004.

                           THE TOWN AND COUNTRY TRUST
                                    FORM 10-Q
                                      INDEX

                                                                                                           PAGE
                                                                                                           ----
          PART I: FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003..........      3

                  Consolidated Statements of Operations for the three-and nine-month periods ended
                  September 30, 2004 and 2003.........................................................      4

                  Consolidated Statements of Cash Flows for the nine-month periods ended
                  September 30, 2004 and 2003.........................................................      5

                  Notes to Consolidated Financial Statements..........................................      6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......     11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..................................     21

Item 4.   Controls and Procedures.....................................................................     21

          PART II: OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................................     22
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.................................     22
Item 3.   Defaults Upon Senior Securities.............................................................     22
Item 4.   Submission of Matters to a Vote of Security Holders.........................................     22
Item 5.   Other Information...........................................................................     22
Item 6.   Exhibits....................................................................................     22

Signature ............................................................................................     23

PART I: FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           THE TOWN AND COUNTRY TRUST
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                        2004            2003
                                                                    -------------   ------------
                                                                    (Unaudited)
ASSETS
Real estate held for investment:
   Land                                                              $ 103,325       $ 103,325
   Buildings and improvements                                          726,778         702,352
   Other                                                                 8,867           9,089
                                                                     ---------       ---------
                                                                       838,970         814,766
Less accumulated depreciation                                         (299,422)       (276,603)
                                                                     ---------       ---------
                                                                       539,548         538,163

Real estate and other assets held for disposition                            -          32,561
Cash and cash equivalents                                                6,766           2,267
Restricted cash                                                          2,365           2,415
Deferred financing costs, net                                            5,957           6,628
Other assets                                                             8,919           6,956
                                                                     ---------       ---------
   Total assets                                                      $ 563,555       $ 588,990
                                                                     =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable                                               $ 415,301       $ 427,318
5.375% Convertible Senior Notes                                         74,750          74,750
Mortgage notes payable and other liabilities held for disposition            -          23,734
Accrued interest                                                         3,063           4,021
Accounts payable and other liabilities                                   9,514           9,157
Security deposits                                                        3,322           3,092
Minority interest                                                        7,141           7,556
                                                                     ---------       ---------
   Total liabilities                                                   513,091         549,628

Shareholders' equity:
   Common shares of beneficial interest ($.01 par value),
       500,000,000 shares authorized, 17,430,533 and 15,858,619
       issued and outstanding at September 30, 2004 and
       December 31, 2003                                                   174             159
   Additional paid-in capital                                          351,076         316,926
   Distributions in excess of accumulated earnings                    (294,728)       (272,370)
   Deferred compensation - restricted stock                             (4,463)         (3,299)
   Other comprehensive loss                                             (1,595)         (2,054)
                                                                     ---------       ---------
      Total shareholders' equity                                        50,464          39,362
                                                                     ---------       ---------
   Total liabilities and shareholders' equity                        $ 563,555       $ 588,990
                                                                     =========       =========

See accompanying notes.

                           THE TOWN AND COUNTRY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS           NINE MONTHS
                                                                    ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                                      2004        2003       2004        2003
                                                                   --------     -------    --------    --------
REVENUE
Rental income                                                      $ 31,962    $ 30,108    $ 94,030    $ 86,738

EXPENSES
Operating expenses:
    Real estate taxes and insurance                                   3,252       3,129      10,006       9,282
    Utilities                                                         1,701       1,609       5,632       5,436
    Repairs and maintenance                                           4,806       4,001      12,208      11,012
    Marketing and advertising                                         1,285       1,042       3,593       3,041
    Management expense                                                1,634       1,605       4,962       4,915
    Other                                                             1,417       1,352       3,930       3,735
                                                                   --------     -------    --------    --------
    Total operating expenses                                         14,095      12,738      40,331      37,421

Real estate depreciation                                              6,002       5,200      23,039      14,839
Interest expense                                                      8,266       7,390      24,572      20,708
General and administrative                                            1,341       1,241       4,420       3,539
Other depreciation and amortization                                     258         174         806         528
                                                                   --------     -------    --------    --------
                                                                     29,962      26,743      93,168      77,035
                                                                   --------     -------    --------    --------
Income before discontinued operations and minority interest           2,000       3,365         862       9,703
Income allocated to minority interest from continuing operations       (253)       (459)       (117)     (1,306)
Minority interest distribution in excess of earnings (Note 6)             -       1,551           -         576
                                                                   --------     -------    --------    --------
  Income from continuing operations                                   1,747       4,457         745       8,973
                                                                   --------     -------    --------    --------

Discontinued Operations
  (Loss) income from discontinued operations before minority
     interest                                                            (4)        (70)        941       2,166
   Gain on sales of properties                                            -      41,363           -      41,363
   Impairment of assets held for sale                                     -           -      (1,672)          -
  (Income) loss allocated to minority interest from discontinued
     operations                                                           -      (5,633)         97      (5,932)
                                                                   --------     -------    --------    --------
   (Loss) income from discontinued operations                            (4)     35,660        (634)     37,597
                                                                   --------     -------    --------    --------
Net income                                                         $  1,743    $ 40,117    $    111    $ 46,570
                                                                   ========     =======    ========    ========

Basic earnings per share:
    Income from continuing operations                              $   0.10    $   0.29    $   0.05    $   0.57
    Income (loss) from discontinued operations                            -        2.28       (0.04)       2.37
                                                                   --------     -------    --------    --------
    Net income                                                     $   0.10    $   2.57    $   0.01    $   2.94
                                                                   ========     =======    ========    ========
Diluted earnings per share:
    Income from continuing operations                              $   0.10    $   0.28    $   0.05    $   0.55
    Income (loss) from discontinued operations                            -        2.24       (0.04)       2.33
                                                                   --------     -------    --------    --------
    Net income                                                     $   0.10    $   2.52    $   0.01    $   2.88
                                                                   ========     =======    ========    ========

Weighted average common shares outstanding - basic                   17,022      15,614      16,838      15,864
Dilutive effect of outstanding options and restricted shares            292         319         295         281
                                                                   --------     -------    --------    --------
Weighted average common shares outstanding - diluted                 17,314      15,933      17,133      16,145
                                                                   ========     =======    ========    ========
Dividends declared and paid per share outstanding                  $   0.43    $   0.43    $   1.29    $   1.29
                                                                   ========     =======    ========    ========

See accompanying notes.

                           THE TOWN AND COUNTRY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   2004               2003
                                                                                ----------          ----------
OPERATING ACTIVITIES
Net income                                                                      $      111          $   46,570
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                 24,767              16,193
      Depreciation and amortization from discontinued operations                         -               2,201
      Income allocated to minority interest                                             20               6,662
      Gain on sales of properties                                                        -             (41,363)
      Amortization of unearned compensation                                            686                 644
      Impairment of assets held for disposition                                      1,672                   -
      Changes in operating assets and liabilities:
        Increase in restricted cash                                                     50                  75
        Decrease in other assets                                                    (1,910)             (3,313)
        (Decrease) increase in accounts payable, other liabilities, accrued
          interest and security deposits                                              (171)              4,479
                                                                                ----------          ----------
Net cash provided by operating activities                                           25,225              32,148

INVESTING ACTIVITIES
Acquisition of operating properties                                                      -            (117,382)
Proceeds from sale of operating property                                            31,072              64,452
Capital expenditures, net                                                          (25,657)            (19,680)
                                                                                ----------          ----------
Net cash provided by (used in) investing activities                                  5,415             (72,610)

FINANCING ACTIVITIES
Net (payments) borrowings on mortgage notes payable                                (35,492)              7,860
Proceeds from issuance of Convertible Senior Notes                                       -              74,750
Payments of deferred financing costs                                                   (60)             (3,166)
Proceeds from issuance of shares under the dividend reinvestment plan                  132               1,319
Proceeds from exercise of share options                                                185                 407
Issuance of common shares                                                           34,745                   -
Repurchase of common shares                                                              -             (14,999)
Dividends paid to shareholders                                                     (22,469)            (20,818)
Distributions to minority interest holders                                          (3,182)             (3,182)
                                                                                ----------          ----------
Net cash (used in) provided by financing activities                                (26,141)             42,171
                                                                                ----------          ----------
Increase in cash and cash equivalents                                                4,499               1,709
Cash and cash equivalents at beginning of period                                     2,267               2,641
                                                                                ----------          ----------
Cash and cash equivalents at end of period                                      $    6,766          $    4,350
                                                                                ==========          ==========
Cash interest paid                                                              $   25,079          $   21,911
                                                                                ==========          ==========

See accompanying notes.

                           THE TOWN AND COUNTRY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of The Town and Country Trust (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") and, accordingly, do not include all of the information required by U.S. generally accepted accounting principles. Such financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position at September 30, 2004 and results of operations for the interim periods ended September 30, 2004 and 2003. Interim results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of results that may be expected for a full year. Certain previously reported amounts have been reclassified to conform to the current presentation. The accompanying financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.  NEW ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION

In December 2004, the Financial Accounting Standards Board (FASB) is expected to amend FASB Statement No. 128, Earnings Per Share, to include the consensus reached by the Emerging Issues Task Force on Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share". Issue 04-8 requires convertible debt or preferred stock to be included in diluted earnings per share computations (if dilutive) if only one or more specified contingencies are required to occur, such as the underlying common stock achieving a specified price target, regardless of whether the market price trigger has been met. This amendment is expected to be effective for periods ending after December 15, 2004 and would be applied by restating diluted earnings per share for all periods during which the convertible debt or preferred stock was outstanding. If ratified by the FASB, the adoption of this new pronouncement would not have an impact on the Company's 2004 earnings per diluted share because adoption would be anti-dilutive, however, the earnings per diluted share for the three and nine month periods ended September 30, 2003 would be $2.18 and $2.77, respectively.

3.  REAL ESTATE

During 2003, the Company acquired three apartment communities containing 733 units for $117.4 million. The Company accounted for the acquisitions utilizing the purchase method, and accordingly, the results of the acquisition properties are included in the Company's results of operations from the date of acquisition. The following consolidated unaudited pro forma results of operations for the quarter and nine months ended September 30, 2003 reflect the acquisitions as if they had occurred on January 1, 2003.

                                                   Three Months ended            Nine Months ended
(in thousands, except per share data)              September 30, 2003           September 30, 2003
--------------------------------------             ------------------           -------------------
Revenues                                                 $31,347                      $92,487
Net Income                                               $39,795                      $45,739
Income per share - basic                                 $  2.55                      $  2.88
Income per share - diluted                               $  2.50                      $  2.83

During the quarter ended June 30, 2004, the Company revised the estimated useful life on certain depreciable assets, principally carpet, to more closely approximate their economic lives based upon recent experience. Consequently, the Company recorded an additional depreciation charge of $5,701,000.

4.  DISCONTINUED OPERATIONS

At the end of 2003, the Company made the strategic decision to exit the Charlotte, North Carolina market. At December 31, 2003, the Company's two Charlotte communities were classified as held for disposition in the accompanying balance sheet. The first community was sold on June 18, 2004 for net proceeds of approximately $13.2 million. The sale of the second property was completed on August 5, 2004 for net proceeds of approximately $17.9 million. Based on the carrying value of each community and the related net sales proceeds, the Company recorded impairment charges totaling approximately $1,672,000 during 2004. During 2004, the

Company also recorded a $558,000 gain on involuntary conversion relating to insurance proceeds received related to fires at two of the communities sold in 2003. During 2003, the Company sold five apartment communities containing 2,325 units for $117.2 million. The 2003 sales were structured to qualify as like-kind exchanges for the three acquired properties discussed in Note 2.

The results of operations for these seven properties are classified on the Consolidated Statements of Operations as, "Discontinued Operations". The assets and liabilities of the two properties held for sale at December 31, 2003 are included in "Real estate and other assets held for disposition" and "Mortgage notes payable and other liabilities held for disposition" on the Company's Consolidated Balance Sheets. Unaudited condensed summary results of operations of the seven apartment communities is as follows:

                                                   THREE MONTHS                         NINE MONTHS
                                               ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
(in thousands)                                2004            2003                2004               2003
                                            -----------   ------------         ----------         ----------
Rental income                               $       215   $      3,320         $    2,142         $   13,502
Operating expenses                                 (219)        (1,944)            (1,291)            (6,584)
Real estate depreciation                              -           (546)                 -             (2,201)
Interest expense                                      -           (900)              (468)            (3,172)
Gain on involuntary conversion                        -              -                558                621
Gain on sales of properties                           -         41,363                  -             41,363
Impairment of fixed assets                            -              -             (1,672)                 -
                                            -----------   ------------         ----------         ----------
(Loss) income from discontinued
 operations, before minority interests      $        (4)  $     41,293         $     (731)        $   43,529
                                            ===========   ============         ==========         ==========

At September 30, 2004, there are no assets and liabilities held for disposition. Assets and liabilities of the apartment communities held for disposition at December 31, 2003 consisted of the following:

                                                                      DECEMBER 31,
(in thousands)                                                           2003
                                                                      -----------
Land                                                                  $    6,032
Building and improvements                                                 32,901
Other                                                                         78
Accumulated depreciation                                                  (6,694)
Other assets                                                                 244
                                                                      ----------
Real estate and other assets held for disposition                     $   32,561
                                                                      ==========

Mortgage notes payable                                                $   23,475
Other liabilities                                                            259
                                                                      ----------
Mortgage notes payable and other liabilities held for disposition     $   23,734
                                                                      ==========

5.  STOCK-BASED COMPENSATION

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

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock Based Compensation - Transition and Disclosure. SFAS No. 148 requires expanded disclosure regarding stock-based compensation in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements and does not have a financial impact on the Company's financial statements.

In 1993 and 1997, the Company established long-term incentive plans for the purpose of attracting and retaining executive officers, other key personnel and non-employee trustees (the "Plans"). The Plans provide for the granting of restricted shares and share options (incentive and non-qualified) to purchase up to 1,950,000 common shares at prices not less than the fair market value at the date of grant. During the nine months ended September 30, 2004, 8,000 options were granted at an option price of $25.40. In addition, during 2004, the Company recorded a $404,000 charge related to the cashless exercise of certain stock options.

Pro forma information regarding net income and earnings per share as required by SFAS No. 148, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement, is set forth in the table below:

                                                            THREE MONTHS            NINE MONTHS
                                                          ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
(in thousands, except per share information)             2004         2003        2004       2003
                                                       ---------    ----------  --------    -------
Net income, as reported                                $   1,743    $   40,117  $    111    $46,570
Add: Total stock compensation expense included
        in reported net income                               218           228       686        644
Less: Total stock based compensation expense
        determined under the fair value method for
        all awards                                          (239)         (253)     (757)      (718)
                                                       ---------    ----------  --------    -------
Pro forma net income                                   $   1,722    $   40,092  $     40    $46,496
                                                       =========    ==========  ========    =======

Earnings per share:
    Basic, as reported                                 $    0.10    $     2.57  $   0.01    $  2.94
    Basic, pro forma                                   $    0.10    $     2.57  $   0.00    $  2.93
    Diluted, as reported                               $    0.10    $     2.52  $   0.01    $  2.88
    Diluted, pro forma                                 $    0.10    $     2.52  $   0.00    $  2.88

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The fair value for the options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                        2004           2003
                                                       ---------    ----------
Risk free interest rate                                  4.6%          3.1%
Dividend yield                                           8.8%          8.1%
Volatility factor                                        .18           .17
Weighted-average expected life (in years)                  5             5

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

6. MINORITY INTEREST

Minority interest is comprised of The TC Operating Limited Partnership common unit holders after eliminating the Company's ownership units.

Minority interest is increased and decreased, respectively, for income and loss and distributions allocated to units held by outside interests. Periodically, the Company raises additional equity through the issuance of common shares and contributes the proceeds to The TC Operating Limited Partnership for an equivalent number of common units. The Company records adjustments to minority interest and shareholders' equity to reflect the

Company's increased ownership in The TC Operating Limited Partnership. The minority interest was 12.40% and 13.53% at September 30, 2004 and 2003, respectively.

As of September 30, 2004 and 2003, there were 2,466,535 common units of The TC Operating Limited Partnership that were not held by the Company. These units are exchangeable by the holders, at the Company's option, for either cash or common shares on a one-for-one basis. This exchange right has not been considered in the computation of per share data, as it does not have a dilutive effect.

During 2002, the amount reported under the caption "Minority interest" in the Company's Balance Sheet was reduced to zero. U.S. generally accepted accounting principles require that, for financial reporting purposes, an additional allocation of income be made to the minority interest account in an amount necessary to keep such balance from falling below zero since there is no requirement for the unit holders to make additional contributions. During the first half of 2003, therefore, the Company allocated an additional $975,000 to the minority interests. However, in the third quarter of 2003, earnings were in excess of distributions to minority interests and, therefore, the Company reallocated the additional income, or $1,551,000, that had previously been so allocated to the minority interests.

7.  FINANCIAL INSTRUMENTS

SFAS No. 133, "Accounting for Certain Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities, an amendment of Statement 133", SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities, an amendment of Statement 133" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", was adopted by the Company on January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring all derivative financial instruments to be carried in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedge transaction. For derivative financial instruments that qualify as cash flow hedges, changes in fair value of the derivative instrument are reported as a component of other comprehensive income with the corresponding offset to other assets and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. For hedges where a change in the fair value of the derivative exceeds the change in the fair value of the hedged item, the ineffective portion, if any, is recognized in other income/expense in current period earnings. The Company uses derivative financial instruments in the normal course of business to limit its exposure to fluctuations in interest rates. The Company does not enter into derivative instruments for speculative purposes.

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

The Company maintains two interest rate protection agreements covering $139 million and $49.2 million, respectively, of variable rate debt associated with its secured credit facility. These protection agreements cap the Company's exposure to LIBOR at 9.35% and 7.5%, respectively, through March 2007. The Company also has floating-to-fixed interest rate swaps which effectively fix the interest rate on $40 million of floating rate debt under the secured facility at a blended rate of approximately 4.74%. The Company, concurrent with the purchase of the interest rate swaps, sold two $20 million interest rate caps, capping the Company's exposure to LIBOR at 9.35%. The interest rate protection agreements hedge interest payments consistent with the Company's risk management objectives and strategy. The Company believes that each of these transactions qualifies as a cash flow hedge and thereby qualifies for hedge accounting under SFAS 133.

The following table presents the fair value of outstanding derivative financial instruments, based on external market quotations as of September 30, 2004:

                                                                                Contract
 Notional Amount    Fixed Rate         Type of Contract      Effective Date      Maturity              Fair Value
----------------    ----------         ----------------      --------------     ---------              -----------
$   139,000,000       9.35%                  Cap              April, 2002       April, 2007           $     9,000
$    49,172,000       7.50%                  Cap              April, 2003       April, 2007           $    11,000
$   (40,000,000)      9.35%                  Cap              January, 2003     April, 2007           $    (3,000)
$    20,000,000       4.84%       Swap (Floating to Fixed)    January, 2003     April, 2007           $  (881,000)
$    20,000,000       3.48%       Swap (Floating to Fixed)    January, 2003     April, 2007           $  (218,000)

The following is a summary of the derivative transactions for three months and nine months ended September 30, 2004 and 2003.

                                                                        THREE MONTHS                   NINE MONTHS
                                                                     ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
(in thousands)                                                        2004        2003             2004         2003
-----------------                                                 -----------   ----------      ----------    -----------
 Net income                                                       $     1,743   $   40,117      $      111    $    46,570
 Other comprehensive (loss) income - unrealized (loss)
     gain on hedge instruments                                           (304)         667             459           (528)
                                                                  -----------   ----------      ----------    -----------
 Comprehensive income                                             $     1,439   $   40,784      $      570         46,042
                                                                  ===========   ==========      ==========    ===========

 Adjustment to net income related to the ineffective
     portion of hedge instruments                                 $        (3)  $       25      $      (23)   $        24
                                                                  ===========   ==========      ==========    ===========

The Company expects to reclassify approximately $753,000 of unrealized losses into earnings in the next twelve months.

8.  CONTINGENCIES

During 2004, the Company determined that two of its wholly owned subsidiaries are subject to filing requirements and franchise taxes in a state in which the Company owns property. The Company is in the process of preparing and filing these returns and has accrued a provision for taxes of approximately $140,000. However, certain provisions of the state's regulations may be subject to varying interpretation as to their applicability to the Company's subsidiaries. The Company is seeking clarification from the state, which, if determined to be adverse to the Company, would subject the Company to additional taxes of approximately $710,000. The Company is in the process of making certain changes to its corporate structure such that it will no longer be subject to such taxes.

During the fourth quarter 2004, the Company accepted the resignation of an officer of the Company. The Company is in the process of negotiating a separation agreement, which may result in a material charge during the fourth quarter.

9.  SHAREHOLDERS EQUITY

On February 3, 2004, the Company sold 1.41 million of its common shares of beneficial interest in a private sale at a negotiated price of $24.80 per share for net proceeds of approximately $34.7 million. The sale was made pursuant to the Company's existing shelf registration statement as previously filed with the Securities and Exchange Commission.

10.  SUBSEQUENT EVENTS

On November 5, 2004, the Board of Trustees declared a quarterly dividend of $.43 per share, aggregating approximately $7,500,000. Concurrent with the payment of the dividend, a limited partnership ownership distribution of approximately $1,100,000 will be made to the minority interest holders. The dividend and distribution will be paid on December 10, 2004 to holders of record as of November 19, 2004.

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

OVERVIEW

The following discussion is based primarily on the unaudited consolidated financial statements of The Town and Country Trust and its subsidiaries (collectively "the Company") as of September 30, 2004 and for the three- and nine-month periods ended September 30, 2004 and 2003. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

The Town and Country Trust owns an approximate 88% general partnership interest in The TC Operating Limited Partnership, which, through wholly-owned subsidiary entities, holds the operating assets of the Company. The remaining 12% is owned by minority interest partners that hold limited partnership units, which are convertible by the holders, at the Company's option, into the Company's common shares of beneficial interest on a one-for-one basis or cash. The general and limited partnership interests in the TC Operating Limited Partnership are represented by Operating Partnership units ("OP Units"). At September 30, 2004, the Company owned 17,430,533 OP Units and the minority interests held 2,466,535 OP Units.

The Town and Country Trust, organized in 1993, is a real estate investment trust ("REIT") focused on the ownership and operation of multifamily apartment communities in selected markets in the Mid-Atlantic and

Southeast regions of the U. S. The Company seeks to acquire additional apartments in certain of its existing markets, particularly in the Greater Washington, D. C. and Baltimore metropolitan areas and in Florida. The Company is also interested in pursuing multifamily investment opportunities in other "high barrier to entry" markets within its operating region. In addition, the Company continues to evaluate its portfolio for communities and/or submarkets that may no longer match its long-term strategy. In 2004, the Company exited the Charlotte, North Carolina market through the strategic disposition of its two apartment communities located there. During the first nine months of 2004, the Company has been unable to find suitable investment opportunities in its preferred markets at acceptable pricing, as the investment climate for multifamily properties has continued to be extremely competitive.

At September 30, 2004, the Company owned 38 apartment communities with 13,065 apartment homes classified as real estate held for investment. In 2003, the Company acquired three apartment communities with an average age of 4.3 years while disposing of five apartment communities with an average age of 35.8 years. Management expects the newly acquired assets to have more predictable operating expenses and reduced capital expenditure requirements that will lead to better sustainable operating cash flows.

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

RESULTS OF OPERATIONS

The Company's results include the results of both continuing and discontinued operations. Income from Discontinued Operations in the accompanying statement of operations reflects the results of operations of seven apartment communities (2,905 apartment homes) that were sold since the beginning of 2003. The Company's results from continuing operations consist of both "Same Store" results and results of new acquisitions. "Same Store" results reflect results from 12,332 apartment homes owned and operated throughout both 2004 and 2003. Results from new acquisitions include results from three communities (733 apartment homes) acquired in 2003.

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The Company recorded net income for the three months ended September 30, 2004 of $1,743,000, or $0.10 per diluted share, a decrease of $38,374,000 from net income of $40,117,000 or $2.52 per diluted share, for the three months ended September 30, 2003. Net income for the quarter ended September 30, 2003 includes gain on sales of properties of $41,363,000, before minority interest of $5,643,000. The remaining decrease in net income is attributable to costs resulting from damages sustained during the 2004 hurricane season, an increase in interest expense due to the issuance of the senior notes and the 2003 reallocation of additional income to minority interests in prior periods as discussed below.

CONTINUING OPERATIONS

Same Store Communities

Operating results for the Same Store communities are set forth in the table below:

                                                          THREE MONTHS ENDED SEPTEMBER 30,
(in thousands)                                       2004             2003            CHANGE
--------------                                  ----------------------------------------------------
Rental income                                   $     29,149      $    28,531   $      618      2.2%
Operating expenses                                    13,043           11,992        1,051      8.8%
                                                ------------      -----------   -----------    ------
Net operating income                            $     16,106      $    16,539   $     (433)    (2.6)%
                                                ============      ===========   ===========    ======

The Company uses net operating income (NOI) to measure the operating results of its communities and to compare the operating performance of single assets or groups of assets. The Company defines NOI as property rental income less property operating expenses and does not include depreciation and amortization, interest expense, general and administrative expenses, discontinued operations, or gains/losses on sales of properties. Accordingly, this performance measure is not intended as a replacement for net income determined in accordance with U.S. generally accepted accounting principles ("GAAP"). NOI is widely used by management and investors in the real estate industry in connection with the valuation of income-producing real estate and as a supplemental measure of operating performance. NOI measures presented by the Company may not be comparable to other similarly titled measures of other companies. A reconciliation between net income and Same Store net operating income is as follows:

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
(in thousands)                                                       2004         2003
--------------                                                    -----------   ----------
Same Store net operating income                                   $    16,106   $   16,539
Add (deduct):
   Net operating income from acquisitions                               1,761          831
   Real estate depreciation                                            (6,002)      (5,200)
   Interest expense                                                    (8,266)      (7,390)
   General and administrative                                          (1,341)      (1,241)
   Other depreciation and amortization                                   (258)        (174)
   (Loss) income from discontinued operations                              (4)      41,293
   Income allocated to minority interest                                 (253)      (4,541)
                                                                  -----------   ----------
Net income                                                        $     1,743   $   40,117
                                                                  ===========   ==========

Same Store rental income for the three months ended September 30, 2004, grew by $618,000 or 2.2%, primarily attributable to an average rental rate increase of 4.0% offset by a 1.5% decrease in physical occupancy to 93.0%. Third quarter occupancy statistics were adversely affected by a 692-unit community under redevelopment. Excluding this property, same store occupancy was 93.8% compared to 94.7% last year. Occupancy and average rent statistics for the Company's operating markets are as follows:

                                        % OF                AVERAGE MONTHLY RENT                  OCCUPANCY
                                     PORTFOLIO (1)      2004        2003        CHANGE      2004        2003   CHANGE
                                     -------------    --------    --------      ------      -----       -----  -------
Baltimore, Maryland                      37.2%        $    782    $    738        6.0%      91.0%       94.1%    (3.1)%
Metropolitan Washington DC
   Northern Virginia                     14.8%           1,076       1,027        4.8%      95.5%       96.2%    (0.7)%
   Maryland Suburbs                      10.0%             948         906        4.6%      92.6%       94.7%    (2.1)%
Pennsylvania                             16.8%             652         642        1.6%      91.8%       95.1%    (3.3)%
Orlando, Florida                          7.6%             725         717        1.1%      95.4%       92.8%     2.6%
Sarasota/Bradenton, Florida               6.0%             762         738        3.3%      95.5%       92.8%     2.7%
Newark, Delaware                          4.0%             913         889        2.7%      95.7%       94.7%     1.0%
Palm Beach Gardens, Florida               3.6%             897         902       (0.6)%     93.9%       93.0%     0.9%
                                        -----         --------    --------       ----       ----        ----     ----
    Same Store Total                    100.0%        $    824    $    792        4.0%      93.0%       94.5%    (1.5)%
                                        =====         ========    ========       ====       ====        ====     ====

      (1) Based on number of Same Store apartment homes

Same Store operating expenses for the three months ended September 30, 2004, increased $1,051,000 or 8.8%, to $13,043,000 from $11,992,000 for the three months ended September 30, 2003. Repairs and maintenance increased $718,000 or 19.1% to $4,474,000 from $3,756,000, due primarily to $573,000 of damages at our Florida properties during the 2004 hurricane season. Marketing and advertising increased $194,000, or 20.2%, due to additional advertising campaigns to counteract increased vacancy and to relaunch recently renovated properties, as well as increased compensation costs. Excluding the hurricane damage and increased marketing, the remaining increase in Same Store operating expenses is approximately 2.4%. As a result, Same Store net operating income (i.e., rental income less property operating expenses) decreased $433,000 or 2.6% to $16,106,000 from $16,539,000.

INTEREST EXPENSE

In August 2003, the Company issued $74,750,000 of 5.375% Convertible Senior Notes due 2023. Interest expense related to these notes for the three months ended September 30, 2004, was $1,033,000 as compared to $628,000 for the prior year. Interest expense on mortgage debt increased $471,000 or 7.0% to $7,233,000 from $6,762,000 last year. This increase reflects an increase in the weighted average interest rate attributable to the Company's average amount of continuing debt outstanding, excluding the senior notes, to 6.62% compared to 5.53% for the third quarter last year despite a decrease in the average amount of outstanding debt attributable to continuing operations during the year to $415.4 million versus $473.1 million during last year.

GENERAL AND ADMINISTRATIVE

During the third quarter, general and administrative expenses increased by $100,000, or 8.1%, including $140,000 in state franchise taxes and Sarbanes-Oxley compliance related expenses, offset by a decrease in accounting fees relating to tax compliance and legal fees. The franchise tax increase relates to two of the Company's wholly owned subsidiaries and is discussed further in Note 7 to the Company's Consolidated Financial Statements.

DISCONTINUED OPERATIONS

For the third quarter 2004, the Company reported a loss from discontinued operations of $4,000, net of minority interest of $0, compared to net income of $35,660,000 net of minority interest of $5,633,000, for the third quarter last year. The property sold during the current quarter resulted in no gain or loss on sale. The results from discontinued operations for the third quarter 2003 includes a $41,363,000 gain before minority interest on the sale of properties sold during that quarter.

DISTRIBUTIONS TO MINORITY INTEREST IN EXCESS OF EARNINGS

U.S. GAAP requires that, for financial reporting purposes, an additional allocation of income be made to the minority interest account in an amount necessary to keep such balance from falling below zero since there is no requirement for the unit holders to make additional contributions. During the third quarter of 2003, earnings were in excess of distributions to minority interests and, therefore, the Company reallocated the $1,551,000 that had previously been so allocated to the minority interests.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The Company recorded net income for the nine months ended September 30, 2004 of $111,000, or $0.01 per diluted share, a decrease of $46,459,000 from $46,570,000 or $2.88 per diluted share, for the nine months ended September 30, 2003. During the second quarter 2004, the Company revised the estimated useful lives of certain depreciable assets, principally carpet, to more closely approximate their economic lives based on recent experience. This change in accounting estimate resulted in additional depreciation of $5,701,000. Also included in net income is a $1,672,000 impairment charge related to the Charlotte properties sold during the year. Included in net income for the nine months ended September 30, 2003, is a gain on sales of properties of $41,363,000, before minority interest of $5,643,000. The remaining decrease in net income is primarily attributable to increases in interest costs related to the issuance of the senior notes, an increase in repairs and maintenance costs resulting from damages sustained during the 2004 hurricane season and a reduction in income as a result of portfolio changes offset by growth in Same Store net operating income.

CONTINUING OPERATIONS

Same Store Communities

Operating results for the Same Store communities are set forth in the table below:

                                              NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)                         2004              2003           CHANGE
--------------                       -------------    ---------   ------------------
Rental income                        $   85,700       $  84,110   $  1,590      1.9%
Operating expenses                       37,243          36,316        927      2.6%
                                     ----------       ---------   --------      ---
Net operating income                 $   48,457       $  47,794   $    663      1.4%
                                     ==========       =========   ========      ===

The Company uses net operating income (NOI) to measure the operating results of its communities and to compare the operating performance of single assets or groups of assets. The Company defines NOI as property rental income less property operating expenses and does not include depreciation and amortization, interest

\
expense, general and administrative expenses, discontinued operations, or gains/losses on sales of properties. Accordingly, this performance measure is not intended as a replacement for net income determined in accordance with U.S. generally accepted accounting principles ("GAAP"). NOI is widely used by management and investors in the real estate industry in connection with the valuation of income-producing real estate and as a supplemental measure of operating performance. NOI measures presented by the Company may not be comparable to other similarly titled measures of other companies. A reconciliation between net income and Same Store net operating income is as follows:

                                                  NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)                                         2004           2003
-------------                                     ------------       ------------
Same Store net operating income                    $    48,457       $    47,794
Add (deduct):
   Net operating income from acquisitions                5,242             1,523
   Real estate depreciation                            (23,039)          (14,839)
   Interest expense                                    (24,572)          (20,708)
   General and administrative                           (4,420)           (3,539)
   Other depreciation and amortization                    (806)             (528)
   (Loss) income from discontinued operations             (731)           43,529
   Income allocated to minority interest                   (20)           (6,662)
                                                   -----------       -----------
Net income                                         $       111       $    46,570
                                                   ===========       ===========

Same Store rental income for the nine months ended September 30, 2004, grew by $1,590,000 or 1.9%, primarily attributable to an average rental rate increase of 2.9% and a 0.9% decrease in physical occupancy to 92.6%. Occupancy and average rent statistics for the Company's operating markets are as follows:

                                       % OF                  AVERAGE MONTHLY RENT                 OCCUPANCY
                                     PORTFOLIO (1)       2004      2003         CHANGE       2004        2003   CHANGE
                                     -------------    --------   --------       ------      -----       -----  -------
Baltimore, Maryland                      37.2%        $    763   $    729        4.7%        91.4%       93.1%    (1.7)%
Metropolitan Washington DC
   Northern Virginia                     14.8%           1,059      1,035        2.3%        94.4%       94.1%     0.3%
   Maryland Suburbs                      10.0%             936        905        3.4%        93.0%       92.8%     0.2%
Pennsylvania                             16.8%             651        635        2.5%        90.7%       94.4%    (3.7)%
Orlando, Florida                          7.6%             719        715        0.6%        94.0%       91.2%     2.8%
Sarasota/Bradenton, Florida               6.0%             756        743        1.7%        95.1%       93.1%     2.0%
Newark, Delaware                          4.0%             879        878        0.1%        91.9%       95.1%    (3.2)%
Palm Beach Gardens, Florida               3.6%             897        900       (0.3)%       94.2%       94.3%    (0.1)%
                                        -----         --------   --------       ----         ----        ----     ----
    Same Store Total                    100.0%        $    811   $    788        2.9%        92.6%       93.5%    (0.9)%
                                        =====         ========   ========       ====         ====        ====     ====

      (1) Based on number of Same Store apartment homes

Same Store operating expenses for the nine months ended September 30, 2004, increased $927,000 or 2.6%, to $37,243,000 from $36,316,000 for nine months ended September 30, 2003. Marketing and advertising increased $302,000 or 10.3% related to increased compensation costs as a result of reduced associate turnover as well as increased advertising for newly renovated properties. Repairs and maintenance increased $624,000 or 5.9%, as the Company recorded approximately $573,000 in damages sustained in the 2004 hurricane season and annual salary increases offset by $260,000 less in payroll and snow removal cost because of the record snowfall experienced on the East Coast early in 2003. As a result, Same Store net operating income (i.e., rental income less operating expenses) increased $663,000 or 1.4% to $48,457,000 from $47,794,000.

INTEREST EXPENSE

In August 2003, the Company issued $74,750,000 of 5.375% Convertible Senior Notes due 2023. Interest expense related to these notes for the nine months ended September 30, 2004, was $3,075,000 compared to $628,000 for the nine months ended September 30, 2003. Interest expense on mortgage debt increased $1,417,000 or 7.1% to $21,497,000 from $20,080,000 last year. This increase reflects an increase in the weighted average interest rate attributable to the Company's average amount of continuing debt outstanding, excluding the senior notes, to 6.63% compared to 5.67% for the nine months of last year despite a decrease in the average amount of outstanding debt attributable to continuing operations during the year to $406.7 million versus $451.1 million during last year.

GENERAL AND ADMINISTRATIVE

During the nine months ended September 30, 2004, general and administrative expenses increased by $881,000 or 24.9%, reflecting (i) $751,000 in increased payroll and related costs, including $343,000 of compensation expense recorded on the cashless exercise of certain stock options and an increase in incentive compensation expense of $86,000 related to the amortization of current and prior year restricted stock grants, (ii) $188,000 increase in professional fees attributable to increased Sarbanes Oxley compliance related expenses and legal fees offset by decreased accounting fees relating to tax compliance, (iii) $140,000 of increased franchise taxes, and (iv) a $160,000 reduction of other costs.

DISCONTINUED OPERATIONS

For the nine months ended September 30, 2004, (loss) income from discontinued operations after minority interest was ($634,000), net of minority interest of ($97,000), compared to $37,597,000, net of minority interest of $5,932,000, for the first nine months of last year. The results from discontinued operations for the first nine months of 2004 includes a $1,672,000 impairment charge on the Charlotte properties sold during the year. After giving effect to the impairment recorded on these properties, these property sales resulted in no gain or loss being recorded. The income from discontinued operations for the nine months ended September 30, 2004 also includes a $558,000 gain on involuntary conversion relating to insurance proceeds received related to fires at two of the communities sold in 2003. The income from discontinued operations for the nine months ended September 30, 2003 includes a gain before minority interest on sales of properties of $41,363,000 and a $621,000 gain on involuntary conversion relating to a fire at one of the communities sold in 2003.

DISTRIBUTIONS TO MINORITY INTEREST IN EXCESS OF EARNINGS

U.S. GAAP requires that, for financial reporting purposes, an additional allocation of income be made to the minority interest account in an amount necessary to keep such balance from falling below zero since there is no requirement for the unit holders to make additional contributions. During the third quarter of 2003, earnings were in excess of distributions, and therefore, the Company reallocated the $1,551,000 that had previously been so allocated to the minority interest.

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

A reconciliation between net income and FFO is as follows:

                                                       THREE MONTHS                             NINE MONTHS
                                                     ENDED SEPTEMBER 30,                     ENDED SEPTEMBER 30,
(in thousands)                                    2004                  2003                 2004         2003
--------------                                 ------------         ------------         -----------   ------------
Net income                                     $      1,743         $     40,117         $       111   $     46,570
Income allocated to minority interest                   253                4,541                  20          6,662
Gain on sales of properties                               -              (41,363)                  -        (41,363)
Gain on involuntary conversion                            -                    -                (558)          (621)
Real estate depreciation                              6,002                5,746              23,039         17,040
                                               ------------         ------------         -----------   ------------
Funds from operations (1)                      $      7,998         $      9,041         $    22,612   $     28,288
                                               ============         ============         ===========   ============

      (1) For the nine-month period ended September 30, 2004 FFO includes a $1,672,000 impairment charge on the properties sold during 2004.

LIQUIDITY AND CAPITAL RESOURCES

A summary of the Company's cash flow activities is as follows:

                                                                     THREE MONTHS                               NINE MONTHS
                                                                  ENDED SEPTEMBER 30,                       ENDED SEPTEMBER 30,
(in thousands)                                                 2004                 2003                 2004          2003
--------------                                             ------------         ------------        ------------   ------------
Net cash provided by operating activities                  $      4,247         $      6,027        $     25,225   $     32,148
Net cash provided by (used in) investing activities               8,517                4,529               5,415        (72,610)
Net cash (used in) provided by financing activities             (19,739)              (7,700)            (26,141)        42,171

Operating activities provided unrestricted cash for the nine months ended September 30, 2004 of $25,225,000, compared to $32,148,000 for the nine months ended September 30, 2003. The decrease in operating cash flow is primarily the result of the increase in interest expense and the reduction of income attributable to the portfolio changes.

The increase from cash used in investing activities to cash provided by investing activities was due to the sale of two properties during the nine months ended September 30, 2004 whereas there were three properties purchased in the first nine months of 2003 only partially offset by the sale of three properties.

The change in net cash used in financing activities for 2004 compared to net cash provided by financing activities for 2003 is the issuance of the senior notes in August 2003 compared to the issuance of common shares of the Company in January 2004, offset by the repayment of floating rate debt.

The Company makes capital improvements to certain of its properties. These capital improvements include expenditures that increase the value and extend the useful life of an asset. Expenditures for ordinary repairs and maintenance are expensed as incurred. Normal, recurring capital expenditures generally relate to items having economic lives of 10 years or less and include the replacement of appliances, carpeting and tile plus other recurring capital expenditures such as landscaping, parking lot sealing and striping, HVAC equipment and various interior and exterior building improvements. The Company also makes certain expenditures that are considered to be non-recurring or revenue-enhancing in nature and generally relate either to (i) items having economic lives of more than 10 years or (ii) renovation projects such as the modernization of kitchen and bathrooms, new building entrances and windows, new business and fitness centers, and the addition of new appliances such as washers and dryers. In conjunction with certain of these renovation projects, the Company enters into commitments to purchase goods and services with vendors performing the work. As of September 30, 2004, the Company had commitments of $8,867,000 for work to be performed under these contracts. The Company finances its capital improvements through a revolving credit facility and working capital. The following table details these expenditures for the nine months ended September 30, 2004 and 2003.

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                           2004                         2003
                                               ------------------------         -----------------------
(in thousands except per unit data)               Amount       Per Unit         Amount         Per Unit
                                               ------------    --------         --------       --------
Recurring                                      $      5,471    $    405         $  6,189       $    409
Non-recurring                                        20,221       1,495           13,789            911
                                               ------------    --------         --------       --------
Total capital                                  $     25,692    $  1,900         $ 19,978       $  1,320
                                               ============    ========         ========       ========

The Company has a credit facility with Fannie Mae of $488.2 million. This secured facility matures in 2008. At September 30, 2004, outstanding borrowings under the facility were $340 million. Of the $340 million, $300 million bears interest at a fixed rate of 6.91%. The remaining $40 million outstanding has a weighted-average variable rate of 2.08% at September 30, 2004 and can be converted to a fixed-rate term loan at the Company's option. The Company is party to floating-to-fixed interest rate swaps that effectively fix the interest rate on this $40 million of floating rate debt, changing the weighted average rate on its floating rate debt at September 30, 2004 to 4.66%.

The Company has a $50 million bank line of credit. Advances under the line bear interest at 120 basis points over LIBOR and are due on demand. Up to $10 million of the line may be used for working capital purposes and $40 million may be used to fund acquisitions. This line of credit matures in October 2005. The Company has the option to extend the line through October 2007. As of September 30, 2004, no amounts were outstanding under the line.

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

The following table sets forth certain information regarding the Company's outstanding indebtedness as of September 30, 2004:

                                                 Amount in       % Of           Interest
                                                  $000's         Debt            Rate (2)       Maturity
                                               ------------    --------         ---------      -----------
Fixed Rate Debt:
Secured facility (1)                           $    340,000      69.3%            6.64%               2008
Conventional mortgages                               75,301      15.4%            6.18%        2007 - 2009
                                               ------------     -----             ----
    Total fixed                                     415,301      84.7%            6.55%

Convertible Senior Notes                             74,750      15.3%            5.38%               2023
                                               ------------     -----             ----
Total debt                                     $    490,051     100.0%            6.37%
                                               ============     =====             ====

(1) Gives effect to interest rate swap agreements that have the effect of fixing the interest rate on $40 million of floating rate debt at approximately 4.74% through April 2007.

(2)   Weighted average

The Company's primary market risk exposure relates to changes in interest rates associated with the variable rate portion of its secured credit facility and its bank line of credit. The Company had no variable rate debt outstanding at September 30, 2004, excluding amounts on which the interest rates are effectively fixed by floating-to-fixed interest rate swap agreements. Therefore, the Company, at September 30, 2004, has no exposure to fluctuation in interest rates. This incorporates only those exposures that exist as of September 30, 2004, and does not consider exposures that could arise after that date such as funding of additional acquisitions.

The Company uses interest rate protection agreements to reduce the potential impact of increases in interest rates as required by the loan agreement covering its secured credit facility. The Company maintains two interest rate protection agreements for $139 million and $49.2 million, capping the Company's exposure to LIBOR at 9.35% and 7.5%, respectively, through March 2007. In addition, the Company executed two $20 million floating-to-fixed interest rate swaps which effectively fix the interest rate on $40 million of floating rate debt under the secured facility at a blended rate of approximately 4.74%. The Company simultaneously sold two $20 million interest rate caps, capping the Company's exposure to LIBOR at 9.35%. These interest rate protection agreements hedge interest payments consistent with the Company's risk management objective and strategy to reduce exposure to variability in cash flows attributable to increases in LIBOR. At September 30, 2004, the Company had unrealized losses totaling $1.6 million on derivative transactions, which, if terminated, would require a cash outlay. The Company presently has no intention to terminate these contracts.

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

The Company has an effective shelf registration statement on file with the SEC that provides for the issuance of up to $75 million in securities. The Company believes that it is prudent to maintain shelf registration capacity in order to facilitate future capital raising activities. In January 2004, the Company sold 1,410,000 of its common shares pursuant to its shelf registration in a private sale at a negotiated price of $24.80 per share. After the January sale, approximately $40 million in securities remains available under the shelf registration statement. The net proceeds of approximately $34.7 million from the January sale, along with the proceeds of the debt offering in August 2003, were used to pay down floating rate debt.

Management believes that the Company has and will have access to the capital resources necessary to adequately fund its business. At September 30, 2004, the Company had $6,766,000 in cash and cash equivalents and $10 million available under its working capital line of credit. The Company also had $148.2 million in unused capacity on its secured credit facility which it intends to use primarily to fund acquisitions as well as its on-going capital improvements program. In addition, another $40 million is available for acquisitions on its bank line of credit. The Company expects that adequate cash will be available to fund its operating and administrative expenses, normal capital expenditures, and debt service obligations in the foreseeable future. The Company's dividends and distributions have historically been paid from cash provided by operations. The Company anticipates that such dividends and distributions will continue to be paid, on an annual basis, from cash provided by operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate change associated with its variable rate debt as well as refinancing risk on its fixed rate debt. The Company occasionally uses derivative instruments to manage its exposure to fluctuations in interest rates. The Company's involvement with derivative financial instruments is limited and is not expected to be used for trading or other speculative purposes.

See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations under Liquidity and Capital Resources for tables and a complete discussion of the Company's interest rate sensitivity risk.

There have been no material changes to the Company's exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There were no significant changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Items 1 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

Item 6 - Exhibits

      Exhibit
      Number     Exhibit
      ------     -------

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

                                    THE TOWN AND COUNTRY TRUST

Date:  November 9, 2004             /s/ Alan W. Lasker
                                    -------------------------------------------
                                    Alan W. Lasker
                                    Senior Vice President and Chief Financial
                                    Officer
                                    (Duly authorized signatory of The Town and
                                    Country Trust)