Form 10-K
period 2004-12-31
TOWN & COUNTRY TRUST
filed 2005-03-02
CIK 906110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     (Mark One)

     [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2004

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________________ to __________________

     Commission File No. 001-12056
                         ---------

                           THE TOWN AND COUNTRY TRUST
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         MARYLAND                                         52-6613091
---------------------------------------    -------------------------------------
(State or Other Jurisdiction               (IRS Employer Identification Number)
of Incorporation or Organization)

300 East Lombard Street
Baltimore, Maryland                                         21202
---------------------------------------    -------------------------------------
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


                       [Cover Continued on Following Page]

                      [Cover Continued From Previous Page]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No
              ---    ---

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X   No
                                                                  ---    ---

Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2004: $439,650,512.


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practical date: 17,551,823 Common Shares of Beneficial Interest, $.01 Par Value, at February 17, 2005
--------------------------------------------------------------------------


                       DOCUMENTS INCORPORATED BY REFERENCE

                                                     Part of Form 10-K Document
                 Document                              In Which Incorporated
                 --------                              ---------------------

      Portions of the Registrant's Notice of                 I and III
      Annual Meeting and Proxy Statement for
      the annual meeting of shareholders to be held on May 4, 2005


None of the Report of the Compensation Committee of the Board of Trustees on Executive Compensation, the Audit Committee Report or the Performance Graph contained in the Registrant's Notice of Annual Meeting and Proxy Statement for the annual meeting of shareholders be held on May 4, 2005 shall be deemed incorporated by reference herein.

                              SAFE HARBOR STATEMENT

The matters discussed herein include certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Town and Country Trust (the "Company") intends that such forward-looking statements be subject to the safe harbors created by such Acts. Words and phrases such as "looking ahead," "we are confident," "should be," "will be," "predicted," "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views regarding future events and financial performance but are subject to many known and unknown risks, uncertainties, and other factors relating to the Company's operations and business environment which may cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following:

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

                                     PART I
                                     ------

ITEM 1. BUSINESS


GENERAL

The Registrant, The Town and Country Trust (the "Trust" and, together with its consolidated subsidiaries and other controlled entities, the "Company"), is a self administered and self managed real estate investment trust ("REIT"), organized in Maryland in 1993. The Company operates in one industry segment, the ownership and operation of multifamily apartment communities. The Trust conducts substantially all of its operations through its operating partnership, The TC Operating Limited Partnership (the "Operating Partnership"), in which it holds an 88% general partnership interest at February 17, 2005. The remaining 12% limited partnership interest in the Operating Partnership is held by certain of the indirect predecessor owners of the Company's original 26 properties, including the successors of the late Alfred Lerner, the Trust's former Chairman, and Harvey Schulweis, the Trust's Chairman of the Board and Chief Executive Officer. At December 31, 2004, the Company owned 38 apartment communities (the "Properties") with 13,065 apartment units located in selected markets in the Mid-Atlantic region and Florida. The Company's headquarters is located at 300 East Lombard Street, Baltimore Maryland 21202 and its telephone number is (410) 539-7600.

The Registrant makes available free of charge, through its website (www.tctrust.com), its reports on Form 10-K, 10-Q and 8-K as soon as practicable after they are electronically filed with the Securities and Exchange Commission.

The Company's objective is to continue to be a significant owner of middle-income apartment communities in select markets in the Mid-Atlantic and Southeast regions of the United States. The Company seeks to own and operate apartment communities in markets that it believes will achieve acceptable population and employment growth and in other markets it considers to have high barriers to entry. At December 31, 2004, approximately 38.2% of the Company's apartments were located in the greater Baltimore metropolitan area and an additional 26% were located in the greater Washington, D.C. metropolitan area. The Company seeks to acquire additional apartment communities in its operating region, particularly in the greater Washington, D.C. and Baltimore metropolitan areas, and in Florida.

In 2004, the Company sold two apartment communities with 580 units in Charlotte, North Carolina, for an aggregate consideration of $31.1 million, including disposition costs.

The Company continues to seek new investment opportunities that meet its investment criteria. While the Company prefers investments within its operating region, it also will consider acquisitions beyond its existing markets if, among other things, they are large enough to support the overhead associated with establishing and maintaining dedicated regional and/or district offices. The Company prefers acquisitions in markets with long term stability, reasonably high barriers to entry and the potential for establishing a meaningful ownership position over time.

The Company continues to implement the ongoing program of reinvesting significant capital in its existing portfolio. During 2004, the Company began or continued renovations to seven of its communities containing 3,646 units. One other 336 unit community had renovations completed in 2003. The renovations include the installation of new kitchens and baths, washers and dryers, new entranceways and windows. At one of these properties, the renovation included the completion of a 7,200 square foot clubhouse, which has helped make it one of the premier communities in its market. Renovations at 1,122 units were completed during 2004 bringing the total completed to 1,872 units. The Company expects to expand the program to several additional communities and to have a slightly higher number of units completed during 2005.

PROPERTY MANAGEMENT

Each of the apartment communities is managed by the Operating Partnership. The management staff for each community includes on-site management and maintenance personnel as well as off-site support staff. On-site staff performs leasing and rent collection functions and coordinates maintenance and resident services. Property management staff are supervised by regional managers.

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

FINANCING

All of the Company's properties are encumbered by mortgage debt. Thirty-three properties are pledged as collateral for the Company's master credit facility with Fannie Mae and the remaining five properties are encumbered by individual mortgage loans from Freddie Mac.

At December 31, 2004, outstanding borrowings under the Company's credit facility with Fannie Mae totaled $340 million. Of this amount, $300 million bears interest at a fixed rate of 6.91%. The remaining $40 million outstanding has a weighted-average variable rate of 2.43% at December 31, 2004 and can be converted to a fixed-rate term loan at the Company's option.

The Company has a $50 million bank line of credit. Advances under the line bear interest at 120 basis points over LIBOR and are due on demand. Up to $10 million of the line may be used for working capital purposes and $40 million may be used to fund acquisitions. In October 2004, the Company renewed this line of credit through October 2005 and at the Company's option the line may be extended through October 2007. As of December 31, 2004, $2 million was outstanding under the line.

The Company has $74.75 million principal amount of 5.375% Convertible Senior Notes outstanding which mature on August 15, 2023. The notes are convertible into the Company's common shares under certain circumstances, provided that the share price exceeds $30.61 over a specified trading period. The initial conversion rate is 39.20185 shares per $1,000 principal amount of notes (equivalent to $25.51 per share) and is subject to adjustment under certain circumstances, including stock splits, stock dividends and increases in the dividend rate over the current quarterly rate of $.43 per share. The notes are redeemable at the Company's option for shares or cash at any time on or after August 21, 2010 and are subject to repurchase at the option of the holder in August, 2008, August, 2010, August, 2013, and August, 2018, or upon the occurrence of certain events. The notes are unsecured and unsubordinated obligations of the Company.

The Company uses interest rate protection agreements to reduce the potential impact of increases in interest rates as required by its secured credit facility. The Company maintains two interest rate protection agreements for $139 million and $49.2 million, capping the Company's exposure to LIBOR at 9.35% and 7.5%, respectively, through March 2007. In addition, the Company executed two $20 million floating to fixed interest rate swaps to effectively fix the interest rate on $40 million of floating rate debt under the secured credit facility at a blended rate of approximately 4.67%. The Company simultaneously sold two $20 million interest rate caps, capping the Company's exposure to LIBOR at 9.35%. These interest rate protection agreements hedge interest payments consistent with the Company's risk management objective and strategy to reduce exposure to variability in cash flows attributable to increases in LIBOR.

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

EMPLOYEES

As of December 31, 2004, the Company had 412 employees.

ITEM 2. PROPERTIES.

The Properties consist of 38 multifamily properties comprising 13,065 apartment units located in suburban Baltimore, Maryland; suburban Washington, D.C. and northern Virginia; southeastern Pennsylvania; Delaware; and Florida.

The average occupancy rate for all Properties for fiscal 2004 and fiscal 2003 was 92.6% and 93.5%, respectively. Tenant leases are generally for one-year terms and often require security deposits. Approximately 96% of the apartments in the Properties are one-bedroom and two-bedroom apartments. The balance are three-bedroom apartments. The Properties typically consist of two- and three-story buildings in a landscaped setting, many with amenities such as swimming pools, tennis courts, playgrounds and community buildings. All apartments offer air conditioning. The majority of such buildings are of brick construction and all of the Properties are located in mature, fully-developed neighborhoods.

The following table presents certain additional information concerning the Properties :

                                                                                                    2004
                                                                               NUMBER              AVERAGE
PROPERTY NAME                             PROPERTY LOCATION                   OF UNITS           OCCUPANCY(1)
-------------                             -----------------                   --------           ------------
BALTIMORE
Bowleys Quarters                          Baltimore, Maryland                    462              93.3%
Excalibur at Avalon                       Pikesville, Maryland                   147              92.3%
Howard Crossing                           Ellicott City, Maryland                1,350            91.9%
Hallfield                                 Perry Hall, Maryland                   75               98.0%
Skylark Pointe                            Carney, Maryland                       336              93.2%
Hollows                                   Glen Burnie, Maryland                  336              94.2%
Ridgeview                                 Rossville, Maryland                    257              90.4%
Eagles Walk at White Marsh (2)            Rossville, Maryland                    692              79.3%
Steeplechase                              Cockeysville, Maryland                 540              91.6%
The Courts of Avalon                      Pikesville, Maryland                   258              93.6%
Versailles                                Towson, Maryland                       210              96.9%
Woodhill                                  Glen Burnie, Maryland                  334              92.3%

WASHINGTON, D.C.
Barton's Crossing                         Alexandria, Virginia                   532              93.9%
Carlyle Station                           Manassas, Virginia                     408              94.4%
Fox Run                                   Germantown, Maryland                   218              91.4%
Lionsgate                                 Herndon, Virginia                      328              93.2%
Tall Oaks                                 Laurel, Maryland                       352              92.6%
The Glen                                  Leesburg, Virginia                     134              95.4%
The Village at McNair Farms               Herndon, Virginia                      283              95.3%
University Heights                        Ashburn, Virginia                      466              92.6%
Willow Lake                               Laurel, Maryland                       456              94.4%

                                                                                                    2004
                                                                               NUMBER              AVERAGE
PROPERTY NAME                             PROPERTY LOCATION                   OF UNITS           OCCUPANCY(1)
-------------                             -----------------                   --------           ------------
Watkins Station                           Gaithersburg, Maryland                 210              90.4%

PENNSYLVANIA
Colonial Crest Emmaus                     Emmaus, Pennsylvania                   329              92.8%
Hanover                                   Hanover, Pennsylvania                  215              94.0%
Hidden Village                            Allentown, Pennsylvania                264              91.3%
Lancaster East                            Lancaster, Pennsylvania                272              89.4%
Lancaster West                            Lancaster, Pennsylvania                413              88.1%
Rolling Hills                             York, Pennsylvania                     184              97.0%
York                                      York, Pennsylvania                     396              89.0%

NEWARK, DELAWARE
Christina Mill                            Newark, Delaware                       228              94.7%
Stonegate                                 Elkton, Maryland                       260              91.8%

FLORIDA
Gardens East Apartments                   Palm Beach Gardens, Florida            448              94.7%
Heron's Run                               Sarasota, Florida                      274              96.3%
Kirkman                                   Orlando, Florida                       370              95.3%
McIntosh                                  Sarasota, Florida                      212              94.4%
Perico                                    Bradenton, Florida                     256              95.8%
Twelve Oaks                               Orlando, Florida                       284              93.8%
Windermere Lakes                          Orlando, Florida                       276              93.9%

Total                                                                            13,065           92.6%
                                                                                 ------

----------
(1) Average occupancy is defined as total market rent at 100% less market rent on vacant units divided by total market rent for the period, expressed as a percentage.
(2)  Property is undergoing major renovation.


ITEM 3. LEGAL PROCEEDINGS

There were no legal proceedings pending at December 31, 2004 or as of the date of this report to which the Registrant, the Operating Partnership or any of the separate general partnerships and limited liability companies which own the Properties is a party or to which the Properties are subject that are likely to have a material adverse impact on the Registrant's operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The age (as of February 15, 2005), business experience during the past five years and offices presently held by Harvey Schulweis are set forth under the caption "Election of Trustees" in the Registrant's Proxy Statement for the annual meeting of shareholders to be held on May 4, 2005, which information is incorporated herein by reference. Such information in respect of each of the Registrant's Executive Officers who are not Trustees is reported below. The Registrant's Bylaws provide that officers shall hold office until their successors are elected and qualified.

Thomas Brodie: Age 42. Mr. Brodie has served as President and Chief Operating Officer of the Registrant since November 2004. Prior thereto, he served as Executive Vice President-Co-Chief Operating Officer of the Registrant from February 2003 to November 2004. He served as Senior Vice President and Chief Investment Officer of the Registrant from May 2001 to February 2003. Mr. Brodie also has served as Managing Director of Schulweis Realty, Inc., a private real estate investment and development firm, since 1991. Prior to 1991, Mr. Brodie was a Senior Vice President of Lazard Realty, Inc.

Alan W. Lasker: Age 58. Mr. Lasker has served as Senior Vice President-Finance, Chief Financial Officer and Assistant Secretary of the Registrant since February 2003. Prior thereto, he served as Senior Vice President-Finance of the Registrant since February 2000 and Vice President-Finance of the Registrant since July 1997. Mr. Lasker also has served as Senior Vice President of Schulweis Realty, Inc., a private real estate investment and development firm, since 1991. Prior to 1991, Mr. Lasker was a Senior Vice President of Lazard Realty, Inc. Mr. Lasker is a Certified Public Accountant.

W. Daniel Brown: Age 54. Mr. Brown has served as Senior Vice President - Human Resources of the Registrant since May of 2001. Prior to joining the Company he held the same position at Prime Retail, LP beginning in 1998. From 1994 through 1998, Mr. Brown was a Vice President in Human Resources at T. Rowe Price Associates. Prior to joining T. Rowe Price, Mr. Brown was a member of the Principal Professional Staff of the Johns Hopkins University Applied Physics Laboratory (APL) from 1984 through 1994. Mr. Brown holds professional certifications in both human resources and compensation.

William J. Fishell: Age 50. Mr. Fishell has served as Vice President - Treasurer of the Registrant since February 2004. Previously, he served as Vice President - Controller of the Registrant since its initial public offering in 1993. He has been the Principal Accounting Officer of the Registrant since February 2003. Prior thereto, Mr. Fishell served as Assistant Vice President - Assistant Controller since 1979.

                                     PART II
                                     -------


ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

The Company's common shares of beneficial interest are listed on the New York Stock Exchange under the trading symbol "TCT."


                                        SALES PRICE
                                                                   CASH
                                -------------------------------  DIVIDENDS
         QUARTER ENDED             HIGH             LOW          DECLARED
   --------------------------------------------------------------------------

   March 31, 2003               $  21.35         $   19.51           $.43
   June 30, 2003                $  23.91         $   20.18           $.43
   September 30, 2003           $  24.69         $   22.40           $.43
   December 31, 2003            $  25.63         $   22.25           $.43

   March 31, 2004               $  27.20         $   24.99           $.43
   June 30, 2004                $  27.93         $   22.50           $.43
   September 30, 2004           $  25.86         $   24.00           $.43
   December 31, 2004            $  29.21         $   25.25           $.43

On February 2, 2005, a cash dividend of $.43 per share was declared, payable March 10, 2005, to shareholders of record as of February 18, 2005.

At December 31, 2004, the approximate number of record holders of the Trust's shares was 492. This does not include beneficial owners for whom Cede & Co. or others act as nominee.


                      EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the Amended and Restated 1993 Long Term Incentive Plan and the 1997 Long Term Incentive Plan, both of which have been approved by the shareholders of the Trust. The figures shown are for the year ended December 31, 2004.

                                Number of Securities To be   Weighted-Average Exercise    Number of Securities
                                Issued Upon Exercise of      Price of Outstanding         Remaining Available for
                                Outstanding Options          Options                      Future Issuance Under
                                                                                          Equity Compensation Plans
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity Compensation
Plans Approved by
the Shareholders                          227,666                    $19.67                       373,034
                                                                     -----

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data

(In thousands, except per share data) /
   Year ended December 31,                          2004          2003           2002         2001          2000
                                                 -----------   -----------   -----------   -----------   -----------
OPERATING DATA

Rental income                                    $   126,975   $   118,017   $   110,232   $   107,401   $   100,238
Operating expenses                                    53,710        50,670        44,978        42,105        37,487
                                                 -----------   -----------   -----------   -----------   -----------
  Net operating income                                73,265        67,347        65,254        65,296        62,751
Depreciation and amortization                         30,083        21,387        18,483        17,645        18,721
Interest expense                                      32,969        28,785        25,216        24,387        27,148
General and administrative expenses                    5,866         4,744         4,595         4,355         3,557
Separation expense                                     1,533            --            --         3,338            --
Gain on sales of operating properties                    --             --            --            --         9,461
                                                 -----------   -----------   -----------   -----------   -----------
Income before discontinued operations and
  minority interest                                    2,814        12,431        16,960        15,571        22,786
Income allocated to minority interest from
  continuing operations                                 (364)       (1,681)       (2,269)       (2,110)       (3,108)
Minority interest distributions less than
  (in excess of) earnings                                 --           576          (576)           --            --
                                                 -----------   -----------   -----------   -----------   -----------
Income from continuing operations                      2,450        11,326        14,115        13,461        19,678
Discontinued operations:
  Income from discontinued operations                    918         2,054         3,669         1,730         3,026
  Gain on sales of properties                             --         80,081           --            --            --
  Impairment of assets held for disposition           (1,672)       (4,000)           --            --            --
  Loss (income) allocated to minority interest
    from discontinued operations                         100       (10,693)         (492)         (235)         (413)
                                                 -----------   -----------   -----------   -----------   -----------
(Loss) income from discontinued operations              (654)       67,442         3,177         1,495         2,613
                                                 -----------   -----------   -----------   -----------   -----------
Net income(1)                                    $     1,796   $    78,768   $    17,292   $    14,956   $    22,291
                                                 ===========   ===========   ===========   ===========   ===========

Basic earnings per share:
  Income from continuing operations              $       .15   $       .72   $       .88   $       .86   $      1.26
  (Loss) income from discontinued operations            (.04)         4.27           .20           .09           .17

                                                 -----------   -----------   -----------   -----------   -----------
  Net income                                     $       .11   $      4.99   $      1.08   $       .95   $      1.43
                                                 ===========   ===========   ===========   ===========   ===========

Diluted earnings per share:
  Income from continuing operations              $       .14   $       .70   $       .87   $       .84   $      1.24
  (Loss) income from discontinued operations            (.04)         4.20           .20           .09           .16
                                                 -----------   -----------   -----------   -----------   -----------
  Net income                                     $       .10   $      4.90   $      1.07   $       .93   $      1.40
                                                 ===========   ===========   ===========   ===========   ===========

(In thousands)                                        2004         2003         2002          2001          2000
                                                   -----------  -----------  -----------   -----------  -----------
BALANCE SHEET DATA AT YEAR-END

Real estate assets, at cost                        $   815,318  $   809,135  $   665,998   $   643,271  $   626,079
Net real estate assets                                 543,334      535,752      412,854       407,902      407,768
Real estate and other assets held for disposition           --       32,561       73,336        74,119       75,419
Total assets                                           562,084      588,990      503,785       498,962      498,552
Mortgage notes payable                                 415,132      427,318      422,003       390,587      390,946
Notes payable                                            2,000           --           --        16,000        5,000
5.375% Convertible Senior Notes                         74,750       74,750           --            --           --
Mortgage notes payable and other liabilities
  held for disposition                                      --       23,734       71,346        70,175       70,191
Minority interest                                        6,592        7,556           --           905        2,803
Shareholders' equity (deficit)                          46,717       39,362       (1,610)        9,492       20,052

(In thousands, except per share data) / 31,
       Year ended December                                 2004        2003          2002         2001         2000
                                                        ----------   ----------   ----------   ----------   ----------
SUPPLEMENTAL INFORMATION

Dividends declared per share                            $     1.72   $     1.72   $     1.72   $     1.72   $     1.68
                                                        ==========   ==========   ==========   ==========   ==========

Net cash provided by operating activities               $   37,546   $   43,107   $   42,875   $   42,221   $   38,875
Net cash used in investing activities                       (7,542)     (30,585)     (25,615)     (21,335)     (30,474)
Net cash used in financing activities                      (31,326)     (12,896)     (16,311)     (20,456)      (9,419)

Reconciliation of net income to funds from operations:
  Net income(1)                                         $    1,796   $   78,768   $   17,292   $   14,956   $   22,291
  Income allocated to minority interest                        264       11,798        3,337        2,345        3,521
  Gain on involuntary conversion                              (558)        (621)          --           --           --
  Gain on sales of properties                                   --      (80,081)          --           --       (9,461)
  Real estate depreciation                                  28,859       23,175       21,153       20,359       21,809
                                                        ----------   ----------   ----------   ----------   ----------
  Funds from operations (1),(2)                         $   30,361   $   33,039   $   41,782   $   37,660   $   38,160
                                                        ==========   ==========   ==========   ==========   ==========

(1) Net income and funds from operations for the years ended December 31, 2004 and 2003 include a $1.7 million and $4 million impairment charge, respectively, on the Charlotte properties sold during 2004. Net income and funds from operations for the years ended December 31, 2004 and 2001 include a charge of $1,553,000 and $3,338,000, respectively, related to the departure of certain executives.

(2) Funds from operations ("FFO") is computed as net income (loss) (computed in accordance with U.S. generally accepted accounting principles) ("U.S. GAAP") excluding gains and losses from sales and involuntary conversions of operating properties, plus real estate depreciation and income allocated to minority interest. This computation of FFO is consistent with the formal definition promulgated by the National Association of Real Estate Investment Trusts (NAREIT). The reconciliation of FFO to Net Income, the most directly comparable financial measure calculated in accordance with GAAP, is included in the table above. Management generally considers FFO to be a useful measure for reviewing the comparative operating performance of the Trust between periods or as compared to other companies, without giving effect to real estate depreciation and amortization, which assumes that the value of real estate diminishes predictably over time and which can vary among owners of similar assets based upon historical cost and useful life estimates. FFO should not be considered an alternative to net income as a measure of performance nor does it represent cash generated from operating activities in accordance with GAAP and, therefore, it should not be considered indicative of cash available to fund cash needs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Town and Country Trust owns an approximate 88% general partnership interest in The TC Operating Limited Partnership, which, through wholly-owned subsidiary entities, holds the operating assets of the Company. The remaining 12% is owned by minority interest partners that hold limited partnership units, which are convertible by the holders into the Company's common shares of beneficial interest on a one-for-one basis. The general and limited partnership interests in the TC Operating Limited Partnership are represented by Operating Partnership units ("OP Units"). At December 31, 2004, the Company owned 17,479,576 OP Units and the minority interests held 2,466,535 OP Units.

The Town and Country Trust, organized in 1993, is a real estate investment trust ("REIT") focused on the ownership and operation of multifamily apartment communities in selected markets in the Mid-Atlantic and Southeast regions of the
U. S. At December 31, 2004, the Company owned 38 apartment communities with 13,065 apartment homes. The Company seeks to acquire additional apartments in certain of its existing markets, and other "high barrier to entry" markets, particularly in the Greater Washington, D. C. and Baltimore metropolitan areas and in Florida. In addition, the Company continues to evaluate its portfolio for communities and/or submarkets that may no longer match its long-term strategy. In 2003, the Company acquired three apartment communities with an average age of
4.3 years while disposing of five apartment communities with an average age of
35.8 years. In 2004, the Company exited the Charlotte, North Carolina market through the strategic disposition of its two apartment communities located there. During 2004, the Company had been unable to find suitable investment opportunities in its preferred markets at acceptable pricing, as the investment climate for multifamily properties has continued to be extremely competitive.

The Company continues to aggressively reinvest in its existing portfolio. Renovation projects include modernization of kitchens and bathrooms, new building entrances and windows, new business and fitness centers, and the addition of washers and dryers inside apartment homes.

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("U.S.

GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

REAL ESTATE The Company capitalizes expenditures made to acquire new assets or to substantially improve the value or extend the useful life of an existing asset. Any expenditure to repair or maintain an existing asset in normal operating condition is expensed as incurred.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. In assessing estimated useful lives, the Company makes assumptions based on historical experience acquired from both within and outside the Company.

The Company accounts for property acquisitions utilizing the purchase method, and accordingly, the results of acquired properties are included in the Company's results of operations from the date of acquisition. The Company allocates the purchase price to the acquired tangibles, consisting of land, building and improvements, and, if material, to identified intangible assets and liabilities, consisting of above/below market leases and at-market leases in place based on their fair values.

REVENUE RECOGNITION Revenue from rental property is recognized on a straight-line basis over the terms of the lease. Leases are generally for terms of one year or less.

Gains on sales of real estate assets are recognized pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 66, Accounting for Sales of Real Estate. The specific timing of the recognition of the sale and the related gain are measured against the various criteria in SFAS No. 66 related to the terms of the transactions and the Company's continuing involvement, if any, associated with the assets sold. To the extent the sales criteria are not met, the Company defers gain recognition until the sales criteria are met.

DISCONTINUED OPERATIONS SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that the assets and liabilities and the results of operations of any communities which have been sold since January 1, 2002, or otherwise qualify as held for sale, be presented as discontinued operations in the Company's consolidated financial statements in both current and prior periods presented. The community-specific components of net income that are presented as discontinued operations include net operating income, depreciation expense, minority interest and interest expense. In addition, the net gain or loss (including any impairment charge) on the disposition of communities held for sale is presented as discontinued operations. A change in presentation for discontinued operations does not have any impact on the Company's financial conditions or results of operations. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less costs to sell, and are presented separately in the accompanying Consolidated Balance Sheet. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets.

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

NEW ACCOUNTING PRONOUNCEMENT In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 123 (revised 2004), Share Based Payment ("Statement No.123(R)"). Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company will adopt the provisions of SFAS No. 123(R) during the third quarter 2005. The adoption of this new standard will not have a material effect on the financial position or financial results of the Company.

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

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003 Net income for 2004 was $1,796,000, or $0.10 per diluted share, a decrease of $76,972,000 from $78,768,000, or $4.90 per diluted share, for the year ended December 31, 2003. Included in 2003 net income is an $80,081,000 gain resulting from the sale of five communities in 2003. Included in net income for 2004 and 2003 is $1,672,000 and $4,000,000, respectively, of impairment charges recorded on properties that were sold during 2004. Net income for 2004 also includes a separation charge of $1,533,000 related to the departure of two senior executives consisting primarily of cash payments that will be paid during 2005 and 2006. During 2004, the Company revised the estimated useful lives of certain depreciable assets, principally carpet, to more closely approximate their current economic lives based upon the Company's capital improvement and renovation plans. This change in accounting estimate resulted in additional depreciation expense of $6,493,000.

CONTINUING OPERATIONS - Same Store Communities

Operating results for the Same Store communities are set forth in the table below:

(In thousands) / Year ended December 31,         2004              2003               Change
Rental income                                  $115,710         $112,660      $  3,050         2.7%
Operating expenses                               49,581           48,570         1,011         2.1%
                                               --------         --------      --------         ---
Net operating income                           $ 66,129         $ 64,090      $  2,039         3.2%
                                               ========         ========      ========         ===

A reconciliation between net income and Same Store net operating income is as follows:

(In thousands) / Year ended December 31,               2004            2003
Same Store net operating income                      $ 66,129         $ 64,090
Deduct (add):
   Real estate depreciation                            28,859           20,675
   Interest expense                                    32,969           28,785
   General and administrative                           5,866            4,744
   Other depreciation and amortization                  1,224              712
   Separation expense                                   1,533               --
   (Loss) income from discontinued operations             754          (78,135)
   Net operating income from acquisitions              (7,136)          (3,257)
   Income allocated to minority interest                  264           11,798
                                                     --------         --------
Net income                                           $  1,796         $ 78,768
                                                     ========         ========

The Company uses net operating income (NOI) to measure the operating results of its communities and to compare the operating performance of single assets or groups of assets. The Company defines NOI as property rental income less property operating expenses and does not include general and administrative expenses, interest expense, depreciation and amortization, discontinued operations, or gains/losses on sales of properties. Accordingly, this performance measure is not intended as a replacement for net income determined in accordance with U.S. GAAP. NOI is widely used by management and investors in the real estate industry in connection with the valuation of income-producing real estate and as a supplemental measure of operating performance. NOI measures presented by the Company may not be comparable to other similarly titled measures of other companies.

      Same Store rental income for the year ended December 31, 2004, grew by $3,050,000 or 2.7%, reflecting an average rental rate increase of 3.3% despite a decline in occupancy of 110 basis points from 93.6% to 92.5%. Occupancy and average rent statistics for the Company's operating markets are as follows:

                                                            Average Monthly Rent                          Occupancy
                                    % of Portfolio(1)   2004        2003      Change         2004         2003       Change
Baltimore, Maryland                       37.2%       $    770   $    734       4.9%         91.1%        93.2%      (2.1)%
Metropolitan Washington, DC
   Northern Virginia                      14.8%          1,070      1,036       3.3%         94.0%        94.4%      (0.4)%
   Maryland Suburbs                       10.0%            938        908       3.3%         92.6%        92.9%      (0.3)%
Pennsylvania                              16.8%            654        638       2.5%         91.1%        94.4%      (3.3)%
Orlando, Florida                           7.6%            724        715       1.3%         94.5%        91.7%       2.8%
Sarasota/Bradenton, Florida                6.0%            760        744       2.2%         95.6%        93.2%       2.4%
Newark, Delaware                           4.0%            888        881       0.8%         93.1%        94.1%      (1.0)%
Palm Beach Gardens, Florida                3.6%            900        901      (0.1)%        94.7%        94.3%       0.4%
   Same Store Total                      100.0%       $    817   $    791       3.3%         92.5%        93.6%      (1.1)%

(1)   Based on number of Same Store apartment homes

Same Store operating expenses for the year ended December 31, 2004, increased 2.1% or $1,011,000, to $49,581,000 from $48,570,000 in 2003. Operating expenses reflect an increase in repairs and maintenance of $623,000 or 4.4%, to $14,658,000 from $14,035,000 as the Company experienced approximately $573,000 in damages sustained in the 2004 hurricane season and annual salary increases offset by reduced snow removal cost reflecting return to historical levels of snowfall in 2004 following the record snowfall experienced on the East Coast in early 2003. Marketing and advertising increased $442,000 or 11.2% to $4,388,000 from $3,946,000 related to increased leasing costs as well as increased advertising for newly renovated properties. As a result, Same Store net operating income (i.e., rental income less operating expenses) increased $2,039,000 or 3.2% to $66,129,000 from $64,090,000.

ACQUISITIONS During the year ended December 31, 2004, the three communities acquired in 2003 had net operating income of $7,136,000 compared to $3,257,000 for the prior year.

INTEREST EXPENSE During 2003, the Company issued $74,750,000 of 5.375% Convertible Senior Notes due 2023. Interest expense for 2004 related to the notes was $4,106,000 compared to $1,659,000 for the year ended December 31, 2003. Interest expense on mortgage debt increased $1,737,000 or 6.4% to $28,863,000 from $27,126,000 last year. Despite a decrease in average debt outstanding attributable to continuing operations, from $457 million to $421 million, the weighted average interest rate attributable to this debt, excluding the Convertible Senior Notes, was 6.42% compared to 5.67% for last year resulting in an increase to interest expense.

DISCONTINUED OPERATIONS For the year ended December 31, 2004, the Company recorded a loss on discontinued operations of $654,000 compared to net income of $67,442,000 for the year ended December 31, 2003. The income from discontinued operations for the prior year includes an $80,081,000 gain related to the sale of five apartment communities containing 2,325 apartment homes in the Baltimore, Maryland suburbs. Discontinued operations for 2004 and 2003, included impairment charges of $1,672,000 and a $4,000,000, respectively, recorded on the Charlotte properties sold during 2004.

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

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002 Net income for 2003 was $78,768,000, or $4.90 per diluted share, an increase of $61,476,000 from $17,292,000 or $1.07 per diluted share, for the year ended December 31, 2002. Included in net income in 2003 is an $80,081,000 gain resulting from the sale of five communities in 2003. Also included in 2003 net income is a $4,000,000 impairment charge recorded on a property held for disposition. Net income also reflects a reallocation of additional income to minority interests in prior periods as discussed below.

CONTINUING OPERATIONS - Same Store Communities

Operating results for the Same Store communities are set forth in the table below:

(In thousands) / Year ended December 31,       2003            2002                      Change
Rental income                                $112,660       $  110,232        $    2,428             2.2%
Operating expenses                             48,570           44,978             3,592             8.0%
                                             --------       ----------        ----------             ---
Net operating income                         $ 64,090       $   65,254        $   (1,164)           (1.8)%
                                             ========       ==========        ==========             ===

A reconciliation between net income and Same Store net operating income is as follows:

(In thousands) / Year ended December 31,             2003            2002
Same Store net operating income                    $ 64,090         $ 65,254
Deduct (add):
   Real estate depreciation                          20,675           17,797
   Interest expense                                  28,785           25,216
   General and administrative                         4,744            4,595
   Other depreciation and amortization                  712              686
   Income from discontinued operations              (78,135)          (3,669)
   Net operating income from acquisitions            (3,257)              --
   Income allocated to minority interest             11,798            3,337
                                                   --------         --------
Net income                                         $ 78,768         $ 17,292
                                                   ========         ========

Same Store rental income for the year ended December 31, 2003, grew by $2,428,000 or 2.2%, reflecting an average rental rate increase of 2.1% and no change in physical occupancy at 93.6%. Occupancy and average rent statistics for the Company's operating markets are as follows:

                                                   Average Monthly Rent                                Occupancy
                                % of Portfolio(1)   2003        2002         Change         2003         2002        Change
Baltimore, Maryland                   37.2%        $  734      $  703          4.4%         93.2%        93.9%       (0.7)%
Metropolitan Washington, DC
  Northern Virginia                   14.8%         1,036       1,045         (0.9)%        94.4%        93.0%        1.4%
  Maryland Suburbs                    10.0%           908         869          4.5%         92.9%        93.7%       (0.8)%
Pennsylvania                          16.8%           638         632          0.9%         94.4%        94.4%        0.0%
Orlando, Florida                       7.6%           715         721         (0.8)%        91.7%        91.5%        0.2%
Sarasota/Bradenton, Florida            6.0%           744         746         (0.3)%        93.2%        92.9%        0.3%
Newark, Delaware                       4.0%           881         858          2.7%         94.1%        95.0%       (0.9)%
Palm Beach Gardens, Florida            3.6%           901         883          2.0%         94.3%        95.7%       (1.4)%
                                     -----         ------      ------          ---          ----         ----         ---
  Same Store Total                   100.0%        $  791      $  775          2.1%         93.6%        93.6%        0.0%
                                     =====         ======      ======          ===          ====         ====         ===

(1) Based on number of Same Store apartment homes

Same Store operating expenses for the year ended December 31, 2003, increased 8.0% or $3,592,000, to $48,570,000 from $44,978,000 in 2002. Operating expenses reflect an increase in real estate taxes and insurance of $1,010,000, or 9.2%. Of the increase, $556,000 is attributable to the renewal of the Company's 2002-2003 insurance program, and the remaining $454,000 results from increased real estate taxes in certain of the Company's markets. Repairs and maintenance also increased $1,137,000 or 8.8%, to $14,035,000 from $12,898,000 as the
Company experienced approximately $351,000 in increased payroll and snow removal cost related to the record snowfall experienced on the East Coast early in the year. An additional $515,000 of the increase reflects increased payroll and related expenses associated with higher staffing levels, lower associate turnover and other increased benefit costs. The harsh weather during the early months of 2003 and rising natural gas prices also adversely affected the Company's utility costs, which increased $677,000 or 10.6%, for the year ended December 31, 2003. Management expense increased $441,000 or 7.1%, to $6,619,000 from $6,178,000 as the Company continued to experience increased personnel and related benefit costs associated with the development of its human resources and technology infrastructure started in 2001. As a result, Same Store net operating income decreased $1,164,000 or 1.8% to $64,090,000 from $65,254,000.

ACQUISITIONS During the year ended December 31, 2003, the three acquired communities experienced occupancy of 92.2% and contributed rental income of $5,357,000, operating expenses of $2,100,000, and net operating income of $3,257,000.

INTEREST EXPENSE In August, 2003, the Company issued $74,750,000 of 5.375% Convertible Senior Notes due 2023. Interest expense related to the notes was $1,659,000. Interest expense on mortgage debt increased $1,910,000 or 7.6% to $27,126,000 from $25,216,000 the prior year. This increase reflects an increase in the average amount of outstanding debt attributable to continuing operations during the year to $457 million versus $410 million during last year, primarily as a result of borrowings incurred in connection with the 2003 acquisitions and with the funding of the Company's ongoing capital improvement program. During 2003, the weighted average interest rate attributable to the Company's average amount of debt outstanding attributable to continuing operations, excluding the Convertible Senior Notes, was 5.67% compared to 6.01% for the prior year.

DISCONTINUED OPERATIONS For the year ended December 31, 2003, income from discontinued operations after minority interest was $67,442,000 compared to $3,177,000 for the prior year. The income from discontinued operations in 2003 includes an $80,081,000 gain related to the sale of five apartment communities containing 2,325 apartment homes in the Baltimore, Maryland suburbs. It also includes a $4,000,000 impairment charge recorded on one of the Charlotte properties held for disposition at December 31, 2003.

DISTRIBUTIONS TO MINORITY INTEREST (LESS THAN) IN EXCESS OF EARNINGS U.S. GAAP require that, for financial reporting purposes, an additional allocation of income be made to the minority interest account in an amount necessary to keep such balance from falling below zero since there is no requirement for the unit holders to make additional contributions. During 2003, earnings were in excess of distributions to minority interests and, therefore, the Company reallocated the $576,000 that had previously been so allocated to the minority interests.

FUNDS FROM OPERATIONS

Funds from operations ("FFO") is computed as net income (loss) (computed in accordance with U.S. GAAP) excluding gains and losses from sales and involuntary conversions of operating properties, plus real estate depreciation. This computation of FFO is consistent with the formal definition promulgated by the National Association of Real Estate Investment Trusts (NAREIT). The reconciliation of FFO to Net Income, the most directly comparable financial measure calculated in accordance with U.S. GAAP, is included in the table below. Management generally considers FFO to be a useful measure for reviewing the comparative operating performance of the Trust between periods or as compared to other companies, without giving effect to real estate depreciation and amortization, which assumes that the value of real estate diminishes predictably over time and which can vary among owners of similar assets based upon historical cost and useful life estimates. FFO should not be considered an alternative to net income as a measure of performance nor does it represent cash generated from operating activities in accordance with U.S. GAAP and, therefore, it should not be considered indicative of cash available to fund cash needs.

While the NAREIT definition of FFO does not specifically address involuntary conversions of operating properties, management believes that such conversions are, in substance, sales of property. Since the NAREIT definition of FFO excludes gains and losses on property sales, the reported gain on involuntary conversion has, likewise, been excluded from FFO.

A reconciliation between net income and FFO is as follows:

(In thousands) / Year ended December 31,       2004           2003            2002
Net income                                   $ 1,796         $78,768        $17,292
Income allocated to minority interest            264          11,798          3,337
Gain on involuntary conversion                  (558)           (621)            --
Gain on sales of operating properties             --         (80,081)            --
Real estate depreciation                      28,859          23,175         21,153
                                             -------         -------        -------
Funds from operations (1), (2)               $30,361         $33,039        $41,782
                                             =======         =======        =======

(1) Funds from operations for 2004 and 2003 include a $1,672,000 and a $4,000,000, respectively, impairment charge on the Charlotte properties sold during 2004.

(2) Funds from operations for 2004 includes a $1,533,000 charge for separation expense relating to the departure of two senior officers.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET COMMITMENTS The following table summarizes the Company's contractual obligations as of December 31, 2004:

(In thousands)                      Total     Less than 1 year  1-3 years       3-5 years   More than 5 years
Long-term debt obligations         $491,882        $2,697        $24,577        $389,858        $74,750
Operating lease obligations           5,049           622          1,271           1,163          1,993

See Note 6 to the Consolidated Financial Statements for a discussion of the Company's off-balance sheet obligations upon the exercise of the right of the holders of the 5.375% Convertible Senior Notes to convert their notes into common shares. In connection with the Company's improvement program discussed below, the Company currently has contracts pending that aggregate $7,348,000 for work to be performed over the next one to three years. However, these contracts contain certain provisions to allow for termination without significant penalties.

LIQUIDITY AND CAPITAL RESOURCES

A summary of the Company's cash flow activities is as follows:

(In thousands) / Year ended December 31,           2004              2003              2002
Net cash provided by operating activities       $  37,546         $  43,107         $  42,875
Net cash used in investing activities              (7,542)          (30,585)          (25,615)
Net cash used in financing activities             (31,326)          (12,896)          (16,311)

Operating activities provided unrestricted cash for 2004 of $37,546,000 compared to $43,107,000 for 2003, and $42,875,000 for 2002. The decrease in operating cash flow is primarily the result of increased interest expense and the reduction of income attributable to the portfolio changes. Net cash flow used for capital expenditures has continued to increase over the past few years related to the Company's capital improvement program as discussed below. The Company expects to expand this program to additional properties in the foreseeable future. The proceeds from the sale of the Company's Charlotte properties, along with the issuance of additional common shares, were used to fund the capital expenditure program and pay down debt. Although the trustees consider the appropriateness of the dividend level on a quarterly basis, the Company does not anticipate any change in its dividend policy at this time.

The Company makes capital improvements to certain of its properties. These capital improvements include expenditures that increase the value and extend the useful life of an asset. Expenditures for ordinary repairs and maintenance are expensed as incurred. Normal, recurring capital expenditures generally relate to items having economic lives of 10 years or less and include the replacement of appliances, carpeting and tile plus other routine capital expenditures such as landscaping, parking lot sealing and striping, HVAC equipment and various interior and exterior building improvements. The Company also makes certain expenditures that are considered to be non-recurring or revenue-enhancing in nature and generally relate either to (i) items having economic lives of more than 10 years or (ii) renovation projects such as the modernization of kitchen and bathrooms, new building entrances and windows, new business and fitness centers, and the addition of new appliances such as washers and dryers. In conjunction with certain of these renovation projects, the Company enters into commitments to purchase goods and services with vendors performing the work. The Company finances its capital improvements through a revolving credit facility and working capital. The following table details these expenditures for the year ended December 31, 2004 and 2003.

                                                                                     2004                         2003
(In thousands, except per unit data) / Year ended December 31,                Amount       Per Unit        Amount       Per Unit
Recurring                                                                    $ 6,598        $  494        $ 7,374        $  497
Non-recurring                                                                 30,389         2,273         22,939         1,545
                                                                             -------        ------        -------        ------
Total capital                                                                $36,987        $2,767        $30,313        $2,042
                                                                             =======        ======        =======        ======

The Company has a $488.2 million credit facility with Fannie Mae. This secured facility matures in 2008. At December 31, 2004, outstanding borrowings under the facility were $340 million. Of the $340 million, $300 million bears interest at a fixed rate of 6.91%. The remaining $40 million outstanding has a weighted-average variable rate of 2.43% at December 31, 2004 and can be converted to a fixed-rate term loan at the Company's option. The Company is party to floating-to-fixed interest rate swaps that effectively fix the interest rate on this $40 million of floating rate debt, changing the weighted average rate at December 31, 2004 to 4.67%.

Total outstanding borrowings under the facility at December 31, 2003 were $375 million. Of the $375 million, $300 million bears interest at a fixed rate of 6.91%. The remaining $75 million was outstanding at a weighted-average variable rate of 1.81% at December 31, 2003. After giving effect to the interest rate swaps, the weighted average interest rate on the $75 million was 3.40%.

The Company has a $50 million bank line of credit. Advances under the line bear interest at 120 basis points over LIBOR and are due on demand. Up to $10 million of the line may be used for working capital purposes and $40 million may be used to fund acquisitions. This line of credit matures in October 2005. The Company has the option to extend the line through October 2007. As of December 31, 2004, $2,000,000 was outstanding under the line. At December 31, 2003, no amounts were outstanding under the line.

The Company has $74.75 million aggregate principal amount of 5.375% Convertible Senior Notes outstanding. The notes mature on August 15, 2023 and are convertible into the Company's common shares under certain circumstances, provided that the share price exceeds $30.61 for a specified period of time. The initial conversion rate of the notes is 39.20185 shares per $1,000 principal amount of notes (equivalent to $25.51 per share). The conversion rate will be adjusted under certain circumstances, including stock splits, stock dividends and increases in the dividend rate over the current quarterly rate of $.43 per share. The shares would be considered in diluted earnings per share if the effect of including the conversion of debt were dilutive to earnings per share from continuing operations. The notes are redeemable at the Company's option for shares or cash at any time on or after August 21, 2010 and are subject to repurchase at the option of the holder on August 15, 2008, August 15, 2010, August 15, 2013 and August 15, 2018, or upon the occurrence of certain events. The notes are unsecured and unsubordinated obligations of the Company. Concurrent with the offering in 2003, the Company used approximately $15.0 million of the proceeds to purchase and retire 646,800 of its common shares ($23.19 per share) in privately negotiated transactions.

The following table sets forth certain information regarding the Company's outstanding indebtedness as of December 31, 2004:

(Dollar amounts in thousands)                   Amount            % of Debt         Interest Rate(2)         Maturity
Mortgage debt:
Secured facility (1)                          $  340,000            69.2%               6.64%                2008
Conventional mortgages                            75,132            15.2%               6.18%                2007 - 2009
                                              ----------           -----                ----
   Total mortgage debt                           415,132            84.4%               6.55%
Convertible Senior Notes                          74,750            15.2%               5.38%                2023
Notes payable                                      2,000              .4%               3.62%                on demand
                                              ----------           -----                ----
Total debt                                    $  491,882           100.0%               6.36%
                                              ==========           =====                ====

(1) The information shown for this debt gives effect to two interest rate swap agreements that have the effect of fixing the interest rate on $40 million of debt at approximately 4.67% from January 2003 to April 2007.

(2)   Weighted average

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

                                                                                                                        Fair Value
(In thousands)                             2005     2006      2007        2008     2009       Thereafter    Total       at 12/31/04
Long-term debt
  Fixed rate                            $   697    $ 736   $  23,841    $300,298  $ 49,560    $  74,750     $449,882    $ 448,339
  Avg. interest rate                        6.8%     6.8%        6.8%        6.7%      7.2%         5.4%
  Floating rate                           2,000       --          --      40,000        --           --       42,000       42,000
  Avg. interest rate                         (1)      (1)         (1)         (1)       (1)          --
Interest rate derivative financial
  instruments related to debt
Interest rate swaps
  Pay fixed/receive variable
    notional amount                          --       --      40,000          --        --           --       40,000         (652)
  Avg. pay rate                            4.16%    4.16%       4.16%         --        --           --
  Avg. receive rate                          (2)      (2)         (2)         --        --           --
Interest rate caps
  Notional amount                            --       --     148,172          --        --           --      148,172            5
  Strike rate                                --       --         8.7%         --        --           --

(1) Average variable interest rate is equivalent to the Fannie Mae MBS pass-through rate plus 49 basis points.

(2)   Average receive rate is equivalent to LIBOR.

At December 31, 2003, the Company had fixed rate debt outstanding of $450,543,000, which had a fair value of $492,225,000.

The Company's primary market risk exposure relates to changes in interest rates associated with the variable rate portion of its secured credit facility and its bank line of credit. The Company had $2 million in variable rate debt outstanding at December 31, 2004, excluding amounts on which the interest rates are effectively fixed by floating to fix interest rate swap agreements. A hypothetical 100 basis point increase in interest rates in 2005 over the rates in effect during 2004 would result in an increase of interest expense and a corresponding decrease in income before discontinued operations and minority interest of approximately $20,000. This estimate incorporates only those exposures that exist as of December 31, 2004 and does not consider exposures that could arise after that date.

The Company uses interest rate protection agreements to reduce the potential impact of increases in interest rates as required by its secured credit facility. The Company maintains two interest rate protection agreements for $139 million and $49.2 million, capping the Company's exposure to LIBOR at 9.35% and 7.5%, respectively, through March 2007. In addition, the Company executed two $20 million floating to fixed interest rate swaps to effectively fix the interest rate on $40 million of floating rate debt under the secured credit facility at a blended rate of approximately 4.67%. The Company simultaneously sold two $20 million interest rate caps, capping the Company's exposure to LIBOR at 9.35%. These interest rate protection agreements hedge interest payments consistent with the Company's risk management objective and strategy to reduce exposure to variability in cash flows attributable to increases in LIBOR.

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

The Company has an effective shelf registration statement on file with the SEC that provides for the issuance of up to $75 million in securities. The Company believes that it is prudent to maintain shelf registration capacity in order to facilitate future capital raising activities. In February 2004, the Company sold 1,410,000 of its common shares pursuant to its shelf registration in a private sale at a negotiated price of $24.80 per share. After the sale, approximately $40 million in securities remains available under the shelf registration statement. The net proceeds of approximately $34.7 million from the sale, along with the proceeds of the debt offering in August 2003, were used to pay down floating rate debt.

Management believes that the Company has and will have access to the capital resources necessary to adequately fund its business. At December 31, 2004, the Company had $945,000 in cash and cash equivalents and $8 million available under its working capital line of credit. The Company also had $148.2 million in unused capacity on its secured credit facility which it intends to use primarily to fund acquisitions as well as its on-going capital improvements program. In addition, another $40 million is available for acquisitions on its bank line of credit. The Company expects that adequate cash will be available to fund its operating and administrative expenses, normal capital expenditures, debt service obligations and payments of dividends in the foreseeable future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Recourses" included in Item 7 of this Form 10-K and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)  FINANCIAL STATEMENTS

Consolidated Balance Sheets

(In thousands, except share data) / December 31,                       2004          2003
                                                                   -----------   -----------
ASSETS

Real estate held for investment:
  Land                                                             $   103,325   $   103,325
  Buildings and improvements                                           708,175       701,518
  Other                                                                  3,818         4,292
                                                                   -----------   -----------
                                                                       815,318       809,135
Less accumulated depreciation                                          271,984       273,383
                                                                   -----------   -----------
                                                                       543,334       535,752
Real estate and other assets held for disposition                           --        32,561
Cash and cash equivalents                                                  945         2,267
Restricted cash                                                          2,390         2,415
Deferred financing costs, net                                            5,647         6,628
Other assets                                                             9,768         9,367
                                                                   -----------   -----------
  Total assets                                                     $   562,084   $   588,990
                                                                   ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable                                             $   415,132   $   427,318
5.375% Convertible Senior Notes                                         74,750        74,750
Mortgage notes payable and other liabilities held for disposition           --        23,734
Notes payable                                                            2,000            --
Accrued interest                                                         4,029         4,021
Accounts payable and other liabilities                                   9,537         9,157
Security deposits                                                        3,327         3,092
Minority interest                                                        6,592         7,556
                                                                   -----------   -----------
  Total liabilities                                                    515,367       549,628
Shareholders' equity:
  Common shares of beneficial interest ($0.01 par value),
    500,000,000 shares authorized, 17,479,576 and
    15,858,619 issued and outstanding at December 31, 2004
    and 2003, respectively                                                 175           159
Additional paid-in capital                                             351,727       316,926
Distributions in excess of accumulated earnings                       (300,372)     (272,370)
Deferred compensation - restricted stock                                (3,799)       (3,299)
Accumulated other comprehensive loss                                    (1,014)       (2,054)
                                                                   -----------   -----------
   Total shareholders' equity                                           46,717        39,362
                                                                   -----------   -----------
Total liabilities and shareholders' equity                         $   562,084   $   588,990
                                                                   ===========   ===========

See accompanying notes.

Consolidated Statements of Operations

(In thousands, except per share data) / Year ended December 31,          2004             2003             2002
                                                                       ---------        ---------        ---------
REVENUES:
Rental income                                                          $ 126,975        $ 118,017        $ 110,232

EXPENSES:

Operating expenses:
    Real estate taxes and insurance                                       13,230           12,647           10,945
    Utilities                                                              7,463            7,181            6,360
    Repairs and maintenance                                               15,877           14,664           12,898
    Marketing and advertising                                              4,880            4,172            3,964
    Management expense                                                     6,765            6,619            6,018
    Other                                                                  5,495            5,387            4,793
                                                                       ---------        ---------        ---------
    Total operating expenses                                              53,710           50,670           44,978
Real estate depreciation                                                  28,859           20,675           17,797
Interest expense                                                          32,969           28,785           25,216
General and administrative                                                 5,866            4,744            4,595
Other depreciation and amortization                                        1,224              712              686
Separation expense                                                         1,533               --               --
                                                                       ---------        ---------        ---------
                                                                         124,161          105,586           93,272
                                                                       ---------        ---------        ---------
Income before discontinued operations and minority interest                2,814           12,431           16,960
Income allocated to minority interest from continuing operations            (364)          (1,681)          (2,269)
Minority interest distribution less than (in excess of) earnings              --              576             (576)
                                                                       ---------        ---------        ---------
Income from continuing operations                                          2,450           11,326           14,115
                                                                       ---------        ---------        ---------
Discontinued operations:
    Income from discontinued operations                                      918            2,054            3,669
    Gain on sales of properties                                               --           80,081               --
    Impairment of assets held for disposition                             (1,672)          (4,000)              --
    Loss (income) allocated to minority interest from
      discontinued operations                                                100          (10,693)            (492)
                                                                       ---------        ---------        ---------
    (Loss) income from discontinued operations                              (654)          67,442            3,177
                                                                       ---------        ---------        ---------
Net income                                                             $   1,796        $  78,768        $  17,292
                                                                       =========        =========        =========
Basic earnings per share:
    Income from continuing operations                                  $     .15        $     .72        $     .88
    (Loss) income from discontinued operations                              (.04)            4.27              .20
                                                                       ---------        ---------        ---------
    Net income                                                         $     .11        $    4.99        $    1.08
                                                                       =========        =========        =========
Diluted earnings per share:
Income from continuing operations                                      $     .14        $     .70        $     .87
(Loss) income from discontinued operations                                  (.04)            4.20              .20
                                                                       ---------        ---------        ---------
Net income                                                             $     .10        $    4.90        $    1.07
                                                                       =========        =========        =========
Weighted average common shares outstanding - basic                        16,896           15,773           15,961
Dilutive effect of outstanding options, restricted shares and
    convertible debt                                                         278              298              253
                                                                       ---------        ---------        ---------
Weighted average common shares outstanding - diluted                      17,174           16,071           16,214
                                                                       ==========       =========        =========
Dividends declared and paid per share outstanding                      $    1.72        $    1.72        $    1.72
                                                                       =========        =========        =========

See accompanying notes.

Consolidated Statements of Shareholders' Equity(Deficit)

                                           Common Shares
                                           of Beneficial                 Distributions
                                             Interest        Additional  in Excess of                    Other
                                        ------------------    Paid-In     Accumulated     Deferred    Comprehensive
(In thousands, except per share data)   Shares    Amount      Capital      Earnings     Compensation      Loss           Total
-------------------------------------   ------   ---------   ----------  -------------  ------------  -------------    ---------
Balance at January 1, 2002              16,088   $     161   $ 324,193     $(312,892)    $  (1,970)      $      --     $   9,492
Comprehensive income:
  Net income                                --          --          --        17,292            --              --        17,292
  Unrealized loss on derivative
   financial instruments                    --          --          --            --            --          (2,024)       (2,024)
                                        ------   ---------   ---------     ---------     ---------       ---------     ---------
Comprehensive Income                        --          --          --        17,292            --          (2,024)       15,268
Dividends declared ($1.72 per share)        --          --          --       (27,941)           --              --       (27,941)
Amortization of deferred compensation       --          --          --            --           597              --           597
Share options exercised, net of 22
  shares surrendered                       138           1       1,878            --            --              --         1,879
Issuance of restricted share awards,
  net of 45 shares surrendered              31           1         677            --        (1,624)             --          (946)
Issuance of common shares through
  Dividend Reinvestment and
  Share Purchase Plan                        2          --          41            --            --              --            41
                                        ------   ---------   ---------     ---------     ---------       ---------     ---------
Balance at December 31, 2002            16,259         163     326,789      (323,541)       (2,997)         (2,024)       (1,610)
Comprehensive income:
  Net income                                --          --          --        78,768            --              --        78,768
  Unrealized loss on derivative
    financial instruments                   --          --          --            --            --             (30)          (30)
                                        ------   ---------   ---------     ---------     ---------       ---------     ---------
Comprehensive Income                        --          --          --        78,768            --             (30)       78,738
Dividends declared ($1.72 per share)        --          --          --       (27,597)           --              --       (27,597)
Amortization of deferred compensation       --          --          --            --           738              --           738
Share options exercised                     52          --         709            --            --              --           709
Issuance of restricted share awards,
  net of 4 shares surrendered               51           1       1,035            --        (1,040)             --            (4)
Issuance of common shares through
  Dividend Reinvestment and
  Share Purchase Plan                      144           1       3,386            --            --              --         3,387
Repurchase of common shares of
  beneficial interest                     (647)         (6)    (14,993)           --            --              --       (14,999)
                                        ------   ---------   ---------     ---------     ---------       ---------     ---------
Balance at December 31, 2003            15,859         159     316,926      (272,370)       (3,299)         (2,054)       39,362
Comprehensive income:
  Net income                                --          --          --         1,796            --              --         1,796
  Unrealized gain on derivative
    financial instruments                   --          --          --            --            --           1,040         1,040
                                        ------   ---------   ---------     ---------     ---------       ---------     ---------
Comprehensive Income                        --          --          --         1,796            --           1,040         2,836
Dividends declared ($1.72 per share)        --          --          --       (29,798)           --              --       (29,798)
Amortization of deferred compensation       --          --          --            --           897              --           897
Share options exercised, net of 184
  shares surrendered                       158           1       1,498            --            --              --         1,499
Issuance of restricted share awards,
  net of 29 shares surrendered              46           1       1,413            --        (1,397)             --            17
Issuance of common shares through
  Dividend Reinvestment and
  Share Purchase Plan                        7          --         174            --            --              --           174
Issuance of common shares                1,410          14      34,731            --            --              --        34,745
Adjustment to minority interest from
  change in ownership in TCOLP              --          --      (3,015)           --            --              --        (3,015)
                                        ------   ---------   ---------     ---------     ---------       ---------     ---------
Balance at December 31, 2004            17,480   $     175   $ 351,727     $(300,372)    $  (3,799)      $  (1,014)    $  46,717
                                        ======   =========   =========     =========     =========       =========     =========

See accompanying notes.

Consolidated Statements of Cash Flows

          (In thousands) / Year ended December 31,                        2004             2003             2002
-----------------------------------------------------------             ---------        ---------        ---------
OPERATING ACTIVITIES

Net income                                                              $   1,796        $  78,768        $  17,292
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                          31,303           22,442           19,122
    Depreciation and amortization from discontinued operations                 12            2,606            3,461
    Income allocated to minority interest                                     264           11,798            3,337
    Amortization of deferred compensation                                     897              738              597
    Gain on sales of properties                                                --          (80,081)              --
    Impairment on assets held for disposition                               1,672            4,000               --
    Changes in operating assets and liabilities:
      Decrease (increase) in restricted cash                                   25              245             (200)
      Decrease (increase) in other assets                                     174             (530)           1,074
      Increase (decrease) in accounts payable, other liabilities,
        accrued interest and security deposits                              1,403            3,121           (1,808)
                                                                        ---------        ---------        ---------
Net cash provided by operating activities                                  37,546           43,107           42,875

INVESTING ACTIVITIES

Acquisitions of operating properties                                           --         (117,435)              --
Net proceeds from disposition of properties                                31,072          117,209               --
Capital expenditures, net                                                 (38,614)         (30,359)         (25,615)
                                                                        ---------        ---------        ---------
Net cash used in investing activities                                      (7,542)         (30,585)         (25,615)

FINANCING ACTIVITIES

Net (payments) borrowings on mortgage notes payable                       (35,661)         (41,224)          32,613
Net borrowings (payments) on notes payable - unsecured                      2,000               --          (16,000)
Proceeds from issuance of Convertible Senior Notes                             --           74,750               --
Payment of financing costs                                                    (60)          (3,676)          (1,715)
Proceeds from issuance of shares under dividend reinvestment plan             174            3,387               41
Proceeds from exercise of share options                                     1,516              705              933
Issuance of common shares                                                  34,745               --               --
Repurchase of common shares of beneficial interest                             --          (14,999)              --
Dividends paid to shareholders                                            (29,798)         (27,597)         (27,941)
Distributions to minority interest holders                                 (4,242)          (4,242)          (4,242)
                                                                        ---------        ---------        ---------
Net cash used in financing activities                                     (31,326)         (12,896)         (16,311)
                                                                        ---------        ---------        ---------
(Decrease) increase in cash and cash equivalents                           (1,322)            (374)             949
Cash and cash equivalents at beginning of year                              2,267            2,641            1,692
                                                                        ---------        ---------        ---------
Cash and cash equivalents at end of year                                $     945        $   2,267        $   2,641
                                                                        =========        =========        =========
Cash interest paid                                                      $  32,082        $  29,074        $  28,814
                                                                        =========        =========        =========

See accompanying notes.

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION The Town and Country Trust (the "Company"), a Maryland real estate investment trust, is a self-administered and self-managed real estate investment trust ("REIT") organized in 1993 to own and operate a portfolio of multifamily residential properties. The Company conducts all of its business and owns all of its properties through The TC Operating Limited Partnership ("TCOLP"). At December 31, 2004, the Company owned 13,065 apartment homes in 38 apartment communities in selected markets in the Mid-Atlantic and Southeast.

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

If there is an event or change in circumstance that indicates an impairment in the value of an apartment community has occurred, the Company's policy is to assess any impairment in value by comparing the current and estimated future undiscounted operating cash flows of the community over its remaining useful life to the carrying amount of the asset. If such carrying amounts exceed the estimated projected operating cash flows of the community, the Company would recognize an impairment loss equal to the amount necessary to adjust the carrying amount of the asset to its estimated fair market value. The Company did not recognize any impairment losses in 2004, 2003 or 2002 on any of its properties held for investment. However, as discussed in Note 4, the Company recognized an impairment loss in 2004 and 2003 related to properties sold during 2004.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 27 1/2 to 40 years for buildings, 15 to 20 years for major improvements and 3 to 12 years for furniture, fixtures and equipment. Intangible assets relating to the value of in-place leases for community acquisitions are amortized over the remaining term of the tenant leases. Depreciation expense was $30,083,000, $21,387,000 and $18,483,000 for
2004, 2003 and 2002, respectively, including amortization expense for in-place leases of $217,000 and $472,000 in 2004 and 2003, respectively.

During the year ended December 31, 2004, the Company revised the estimated useful life on certain depreciable assets, principally carpet, to more closely approximate their current economic lives based upon the Company's capital improvement and renovation plans. Consequently, the Company recorded an additional depreciation charge of $6,493,000.

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

DEFERRED FINANCING COSTS Deferred financing costs include certain fees and other external costs incurred in connection with debt financings and are amortized to interest expense using the straight-line method, which approximates the effective interest method, over the term of the related debt. Deferred financing costs at December 31, 2004 and 2003 are presented net of accumulated amortization of $4,392,000 and $3,272,000, respectively. Amortization of deferred financing costs are included in interest expense and totaled $1,220,000, $1,055,000 and $638,000, during 2004, 2003 and 2002, respectively.

INTEREST RATE RISK MANAGEMENT SFAS No. 133, Accounting for Certain Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards requiring all derivative financial instruments to be carried in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedge transaction. For derivative financial instruments that qualify as cash flow hedges, changes in fair value of the derivative instrument are reported as a component of other comprehensive income with a corresponding offset to other assets and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. For hedges where a change in the fair value of the derivative exceeds the change in the fair value of the hedged item or the notional amount of the hedge exceeds the expected proceeds under the debt agreements, the ineffective portion, if any, is recognized in other income/expense in current period earnings. The Company uses derivative financial instruments in the normal course of business to limit its exposure to fluctuations in interest rates. The Company does not enter into derivative instruments for speculative purposes.

To manage interest rate risk, the Company may employ interest rate swaps, caps and floors, options, forwards or a combination thereof, depending on the underlying exposure. Interest rate swaps and collars are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract or collar agreement, the Company's exposure would be limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by any of its counterparties. Net interest differentials to be paid or received under a swap contract and/or collar agreement are accrued as interest expense as incurred or earned.

REVENUE RECOGNITION Revenues from rental property are recognized on a straight-line basis over the term of the lease. Leases are generally for terms of one year or less.

REAL ESTATE SALES Gains on sales of real estate assets are recognized pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate. The specific timing of the recognition of the sale and the related gain are measured against the various criteria in SFAS No. 66 related to the terms of the transactions and any continuing involvement associated with the assets sold. To the extent the sales criteria are not met, the Company defers gain recognition until the sales criteria are met.

ADVERTISING AND PROMOTION COSTS Advertising and promotion costs are expensed as incurred. Total advertising and promotion expense for each of the years ended December 31, 2004, 2003 and 2002 was $1,167,000, $1,110,000 and $1,171,000,
respectively.

EARNINGS PER COMMON SHARE Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed based upon common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company's average stock price. The Company adopted Emerging Issues Task Force Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share."Issue No. 04-8 requires convertible debt or preferred stock to be included in diluted earnings per share computations if only one or more specified contingencies are required to occur, such as the underlying common stock achieving a specified price target, regardless of whether the market price trigger has been met. The adoption of this new pronouncement had no impact on the Company's diluted earnings per share for any year presented as the effect was anti-dilutive to earnings per share from continuing operations.

MINORITY INTEREST Minority interest is comprised of TCOLP common units that are not held by the Company. Minority interest is increased and decreased, respectively, for income and loss as well as distributions allocated to units held by outside interests. Periodically, the Company raises additional equity through the issuance of common shares and contributes the proceeds to TCOLP for an equivalent number of common units. The Company records adjustments to minority interest and shareholders' equity to reflect the Company's increased ownership in TCOLP.

As of December 31, 2004 and 2003, there were 2,466,535 common units of TCOLP that were not held by the Company, which represented 12.37% and 13.46% of the units in TCOLP, respectively. These units are exchangeable by the holders, at the Company's option, for either cash or common shares on a one-for-one basis. This exchange right has not been considered in the computation of per share data, as it does not have a dilutive effect.

USE OF ESTIMATES The Company's financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, equity, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

STOCK BASED COMPENSATION In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 123 (revised 2004), Share Based Payment ("Statement No.123(R)"). Statement No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company will adopt the provisions of FAS 123R during the third quarter 2005. The adoption of this new standard will not have a material effect on the financial position or financial results of the Company.

RECLASSIFICATIONS Certain previously reported amounts have been reclassified to conform to the current presentation.

NOTE  2. RESTRICTED CASH

The Company maintains certificates of deposit, all with initial maturities of three months or less, to cover the aggregate amount of resident security deposits retained by the respective communities in certain states.

NOTE  3. REAL ESTATE

The following is a reconciliation of the carrying amount of real estate held for investment:

(In thousands)                        2004         2003
--------------                     ---------     --------
Balance at January 1               $ 809,135     $665,998
Real estate purchased                     --      117,435
Improvements                          36,562       26,146
Real estate disposed/retired         (30,379)        (444)
                                   ---------     --------
Balance at December 31             $ 815,318     $809,135
                                   =========     ========

The Company's operating properties are located in the Mid-Atlantic region and in Florida. The following is a summarization of the cost, accumulated depreciation and indebtedness of the Company's real estate held for investment by operating market.

                                    Number of    Carrying     Accumulated    Net Carrying
(In thousands)                     Communities   Value(1)     Depreciation       Value      Encumbrances(2)
--------------                     -----------  ---------     ------------   ------------   ---------------
Baltimore                             12        $ 300,445      $ 116,161      $ 184,284        $ 144,432
Metropolitan Washington, D.C.
  Northern Virginia                    6          192,225         49,881        142,344           96,254
  Maryland Suburbs                     4           65,025         30,850         34,175           41,650
Newark, Delaware                       2           30,164          8,239         21,925           16,320
Pennsylvania                           7           85,388         48,029         37,359           35,904
Orlando, Florida                       3           62,915          8,918         53,997           34,207
Sarasota/ Bradenton, Florida           3           44,001          5,656         38,345           22,890
Palm Beach Gardens, Florida            1           35,155          4,250         30,905           23,475
                                      --        ---------      ---------      ---------        ---------
                                      38        $ 815,318      $ 271,984      $ 543,334        $ 415,132
                                      ==        =========      =========      =========        =========

(1)Carrying value consists of initial acquisition costs plus improvements subsequent to acquisition.

(2)32 properties are cross-collateralized with $340 million outstanding at December 31, 2004 under the Company's existing credit facility.

During 2003, the Company acquired two apartment communities in Baltimore, Maryland and another apartment community in Herndon, Virginia containing a total of 733 apartment homes, for approximately $117.4 million, including acquisition costs. The acquisitions were initially funded using the Company's existing credit facilities and the Company's Convertible Senior Notes (see Note 6). The properties were acquired as part of like-kind exchanges under Section 1031 of the Internal Revenue Code (see Note 4).

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

Land                                   $    12,804
Building and improvements                  103,796
Other                                          835
                                       -----------
Total                                  $   117,435
                                       ===========

The following unaudited pro forma results of operations of the Company reflect the acquisition of the three apartment communities as if these transactions had occurred on January 1, 2003, and 2002. Results for 2004 include these three properties for the entire year.

(In thousands, except per share data)              2003         2002
-------------------------------------           ----------    ---------
Revenues                                        $  123,737    $ 121,668
Net income                                      $   78,619    $  16,823
Income per share - basic                        $     4.98    $    1.05
Income per share - diluted                      $     4.89    $    1.04

NOTE 4. DISCONTINUED OPERATIONS

At December 31, 2003, the Company's two Charlotte communities were classified as held for disposition in the accompanying balance sheet as the Company made the strategic decision to exit the Charlotte, North Carolina market. The communities were sold during 2004 for net proceeds of approximately $31.1 million. Based on the carrying value of each community and the related net sales proceeds, the Company recorded impairment charges totaling approximately $1,672,000 during 2004 and $4,000,000 during 2003. During 2004, the Company also recorded a $558,000 gain on involuntary conversion relating to insurance proceeds received related to fires at two of the communities sold in 2003. During 2003, the Company sold five apartment communities containing 2,325 units for $117.2 million resulting in a gain on sales of $80.1 million. The 2003 sales were structured to qualify as like-kind exchanges for the three acquired properties discussed in Note 2.

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

(In thousands)                                 2004         2003           2002
--------------                              ---------    ----------     -----------
Rental income                               $   2,118    $   15,132     $    20,186
Operating expenses                              1,289         7,475           8,759
Real estate depreciation                           --         2,500           3,356
Interest expense                                  469         3,724           4,402
Gain on involuntary conversion                    558           621              --
                                            ---------    ----------     -----------
Income from discontinued operations         $     918    $    2,054     $     3,669
                                            =========    ==========     ===========

At December 31, 2004, there are no assets and liabilities held for disposition. Assets and liabilities of the apartment communities held for disposition at December 31, 2003 consisted of the following:

(In thousands)                                                        2003
--------------                                                      ---------
Land                                                                $   6,032
Building and improvements                                              32,901
Other                                                                      78
Accumulated depreciation                                               (6,694)
Other assets                                                              244
                                                                    ---------
Real estate and other assets held for disposition                   $  32,561
                                                                    =========
Mortgage notes payable                                              $  23,475
Other liabilities                                                         259
                                                                    ---------
Mortgage notes payable and other liabilities held for disposition   $  23,734
                                                                    =========

NOTE 5. MORTGAGE NOTES PAYABLE AND NOTES PAYABLE

The Company has a credit facility with Fannie Mae of $488.2 million. This secured facility matures in 2008. At December 31, 2004, outstanding borrowings under the facility were $340 million. Of the $340 million, $300 million bears interest at a fixed rate of 6.91%. The remaining $40 million outstanding has a weighted-average variable rate of 2.43% at December 31, 2004 and can be converted to a fixed-rate term loan at the Company's option. The Company is party to floating-to-fixed interest rate swaps that effectively fix the interest rate on this $40 million of floating rate debt, changing the weighted average rate at December 31, 2004 to 4.67%.

Total outstanding borrowings under the facility at December 31, 2003 were $375,000,000. Of the $375,000,000, $300,000,000 bears interest at a fixed rate of 6.91%. The remaining $75,000,000 was outstanding at a weighted-average variable rate of 1.81% at December 31, 2003. After giving effect to the interest rate swaps, the weighted average interest rate on the $75,000,000 was 3.40%.

The Company has a $50 million bank line of credit. Advances under the line bear interest at 120 basis points over LIBOR and are due on demand. Up to $10 million of the line may be used for working capital purposes and $40 million may be used to fund acquisitions. This line of credit matures in October 2005. The Company has the option to extend the line through

October 2007. As of December 31, 2004, $2,000,000 was outstanding under the line. At December 31, 2003, no amounts were outstanding under the line.

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

The Company also has mortgages that were obtained in connection with the purchase or refinancing of certain properties. Information concerning these mortgages is summarized below:

                                                                 Balance at December 31,
                                                               --------------------------
Type                            Interest Rate      Maturity       2004           2003
----                            -------------      --------    -----------   ------------
Amortizing                       4.11%-4.18%         2007      $24,507,000   $24,950,000
Non-amortizing                         6.81%         2009      $33,175,000   $33,175,000*
Amortizing                             7.85%         2009      $17,450,000   $17,668,000

* Includes, in 2003, $23,475,000 of mortgage debt allocated to properties held for disposition.

All of the Company's 38 properties are secured by first and/or second priority mortgages. In connection with the mortgages, the Company maintains annually renewable bank letters of credit totaling $6,700,000 in lieu of maintaining real estate tax escrow deposits. Certain loan agreements contain restrictive covenants relating to the maintenance of specified financial performance ratios. As of December 31, 2004, the Company was in compliance with these covenants.

      The following is a summary of scheduled debt maturities that includes the Company's mortgage notes payable, notes payable and Convertible Senior Notes (see Note 6):

(In thousands)
--------------
2005                                     $    2,697
2006                                            736
2007                                         23,841
2008                                        340,298
2009                                         49,560
Thereafter                                   74,750
                                         ----------
Total scheduled debt maturities          $  491,882
                                         ==========

NOTE 6. 5.375% CONVERTIBLE SENIOR NOTES

The Company has $74.75 million aggregate principal amount of 5.375% Convertible Senior Notes outstanding. The notes mature on August 15, 2023 and are convertible into the Company's common shares under certain circumstances, provided that the share price exceeds $30.61 for a specified period of time. The initial conversion rate of the notes is 39.20185 shares per $1,000 principal amount of notes (equivalent to $25.51 per share). The conversion rate will be adjusted under certain circumstances, including stock splits, stock dividends and increases in the dividend rate over the current quarterly rate of $.43 per share. The shares would be considered in diluted earnings per share if the effect of including the conversion of debt were dilutive to earnings per share from continuing operations. The notes are redeemable at the Company's option for shares or cash at any time on or after August 21, 2010 and are subject to repurchase at the option of the holder on August 15, 2008, August 15, 2010, August 15, 2013 and August 15, 2018, or upon the occurrence of certain events. The notes are unsecured and unsubordinated obligations of the Company. Concurrent with the offering in 2003, the Company used approximately $15.0 million of the proceeds to purchase and retire 646,800 of its common shares ($23.19 per share) in privately negotiated transactions.

NOTE 7. INCOME TAXES

Since its inception, the Company has elected to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code. As a REIT, the Company generally is not subject to Federal income taxes provided that it meets certain conditions, including the requirement that it distributes at least 90% of its REIT taxable income to its shareholders. Management believes that the Company has qualified as a REIT for all years presented. Accordingly, no provision has been made for Federal income taxes. Although the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to Federal income and excise taxes on its undistributed income, if any.

TCOLP makes a number of special allocations for tax purposes only. In general, 100% of the interest deductions related to $232,000,000 of borrowings are allocated to the Trust and 85% of depreciation deductions related to certain communities are allocated to the minority interest ownership.

The following table reconciles GAAP net income to Federal taxable income for the years ended December 31, 2004, 2003 and 2002:

(In thousands, unaudited)                                     2004       2003       2002
---------------------------------------------------------   --------   --------   --------
GAAP net income                                             $  1,796   $ 78,768   $ 17,292
Book/tax depreciation and amortization difference              5,682        404       (272)
Book/tax gain on 1031 tax deferred exchange difference            --    (80,036)        --
Book impairment on property held for disposition/tax loss
  on sale of properties                                       (2,952)     4,000         --
Separation expense, timing differences                         1,344       (406)    (1,982)
Deferred compensation, timing differences                     (2,124)       734     (1,666)
Other operating book/tax differences, net                     (1,263)    (1,417)    (1,219)
Book/tax minority interest allocation difference               5,327     14,925      5,757
                                                            --------   --------   --------
REIT taxable income before dividends                        $  7,810   $ 16,972   $ 17,910
                                                            ========   ========   ========
Dividends paid                                              $ 29,798   $ 27,597   $ 27,941
                                                            ========   ========   ========

For income tax purposes, dividends to common shareholders consist of ordinary income and return of capital. For the years ended December 31, 2004, 2003 and 2002, dividends paid per share were taxable as follows:

                               2004                2003                  2002
(Unaudited)              Amount         %    Amount         %    Amount          %
-------------------     --------   -----    --------    -----   --------    -----
Ordinary income         $    .48    28.0%   $   1.10     64.2%  $   1.13     65.9%
Return of capital           1.24    72.0%        .62     35.8%       .59     34.1%
                        --------   -----    --------    -----   --------    -----
Total dividend          $   1.72   100.0%   $   1.72    100.0%  $   1.72    100.0%
                        ========   =====    ========    =====   ========    =====

NOTE 8. SEPARATION EXPENSE

During the fourth quarter of 2004, the Company recorded a charge of approximately $1.5 million, relating to the departure of two senior executives. The charge consists primarily of cash payments to be made to the executives during 2005 and 2006.

NOTE 9. EMPLOYEE BENEFIT PLANS

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

A summary of the Company's share option activity during the three years ended December 31, 2004 is as follows:

                                       Incentive     Non-qualified                           Weighted Average
                                        Options        Options            Option Price        Exercise Price
                                       ---------     -------------     -----------------     ----------------
Balance at January 1, 2002               268,334           290,158     $ 13.50 - $ 22.00     $          15.68
Granted                                   96,247           140,753     $ 20.99 - $ 21.30     $          21.29
Exercised                               (102,744)          (57,710)    $ 14.00 - $ 15.25     $          14.78
Forfeited                                   (200)               --     $          15.125     $          15.13
                                       ---------     -------------
Balance at December 31, 2002             261,637           373,201     $ 13.50 - $ 22.00     $          18.00
Granted                                       --             8,000     $           21.28     $          21.28
Exercised                                (39,671)          (12,000)    $ 14.00 - $ 22.00     $          16.04
Forfeited                                (14,589)           (4,000)    $ 14.75 - $ 22.00     $          16.44
                                       ---------     -------------
Balance at December 31, 2003             207,377           365,201     $ 13.50 - $ 21.28     $          18.28
Granted                                       --             8,000     $           25.40     $          25.40
Exercised                                (92,211)         (249,167)    $ 14.00 - $ 21.30     $          17.41
Forfeited                                 (7,895)           (3,639)    $           21.30     $          21.30
                                       ---------     -------------
Balance at December 31, 2004             107,271           120,395     $ 13.50 - $ 25.40     $          19.67
                                       =========     =============
Shares exercisable at December 31:
  2004                                    86,838           101,097     $ 13.50 - $ 25.40     $          19.32
                                       =========     =============
  2003                                   130,548           276,699     $ 13.50 - $ 21.28     $          17.11
                                       =========     =============
  2002                                   138,063           214,441     $ 13.50 - $ 22.00     $          15.66
                                       =========     =============

An additional 373,034 common shares have been authorized for issuance in future grants of options under the 1997 Plan as of December 31, 2004. The option price of future grants may not be less than the fair market value of the shares on the date of grant.
      Pro forma information regarding net income and earnings per share as required by SFAS No. 148, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement, is set forth in the table below:

(In thousands, except per share information)                 2004         2003         2002
-------------------------------------------------------     -------     --------     --------
Net income, as reported                                     $ 1,796     $ 78,768     $ 17,292
Add: Total stock compensation expense included in
  reported net income                                           897          738          597
Less: Total stock based compensation expense determined
  under the fair value method for all awards                   (963)        (812)        (688)
                                                            -------     --------     --------
Pro forma net income                                        $ 1,730     $ 78,694     $ 17,201
                                                            =======     ========     ========
Earnings per share:
  Basic, as reported                                        $   .11     $   4.99     $   1.08
  Basic, pro forma                                          $   .10     $   4.99     $   1.08
  Diluted, as reported                                      $   .10     $   4.90     $   1.07
  Diluted, pro forma                                        $   .10     $   4.90     $   1.06

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.
      The fair value for the options was estimated at the date of grant using Black-Scholes option valuation model with the following weighted-average assumptions:

                                              2004     2003     2002
                                              ----     ----     ----
Risk free interest rate                        3.4%     3.0%     4.3%
Dividend yield                                 8.8%     9.3%     8.1%
Volatility factor                              .18      .18      .17
Weighted-average expected life (in years)        5        5        5

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

The weighted average per share fair value of options granted during the years ended December 31, 2004, 2003 and 2002 was $1.10, $.87 and $1.10, respectively. The weighted average remaining contractual life of options granted is 6.01 years.

401(k) PLAN The Company has a 401(k) Plan that covers substantially all of its associates with more than thirty days of service. The 401(k) Plan complies with Internal Revenue Service requirements as a 401(k) Safe Harbor Plan whereby discretionary contributions made by the Company are 100% vested. The aggregate cost of the Company's contributions to the 401(k) Plan was $464,000, $483,000, and $472,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

RESTRICTED SHARES From 1995 through 2003, the Company granted 484,000 restricted common shares to certain officers, pursuant to the 1993 and 1997 Plans. In February 2004, the Company granted an additional 70,000 restricted shares under the 1997 Plan. The stock price on the date of grant was $26.83. Under the terms of the grants issued prior to 2003, the shares become fully vested upon termination of the officer-shareholder's employment due to (i) retirement from the Company; (ii) death or disability or (iii) a change of control, as defined in the Plans. Should an officer-shareholder leave the Company for any other reason, the restricted shares are subject to forfeiture. Under the terms of the subsequent grants, the shares generally become vested 20% per year in years four through eight of the restricted stock agreement. Should the officer-shareholder leave prior to full vesting, any unvested portion of the grant is subject to forfeiture. The market value of the shares awarded as of the dates of grant has been recorded as Unearned Compensation-Restricted Stock and the unamortized portion ($3,799,000 and $3,299,000 at December 31, 2004 and 2003, respectively) is reflected in the accompanying Balance Sheet as a separate component of Shareholders' Equity and is amortized into income as deferred compensation expense over the estimated vesting period. Such deferred compensation totaled $897,000, $738,000 and $597,000 for the years ended December 31, 2004, 2003, and
2002, respectively.

SUPPLEMENTAL EMPLOYEES RETIREMENT PLAN The Company has a split-dollar life insurance plan for certain officers. Through 2003, the Company advanced the premiums on life insurance policies for certain officers where such advances were not considered loans under the Sarbanes-Oxley Act of 2002. In 2004, the Company elected to discontinue paying premiums on all split-dollar policies. The policies are assigned to the Company. In the event of retirement or death, the Company will be repaid the aggregate amount of premiums paid from the cash surrender value at the time the benefits are paid. The remaining value is paid to the employee or beneficiary. The aggregate premiums advanced under the policies totaled $447,000 and are recorded as an asset to the Company. As part of the separation agreement for one of the senior officers, the Company agreed to defer collection of the amount due until the separated officer reaches the age of 65 or the policy is surrendered, during which time, the former officer will pay interest at 4.68% per annum.

NOTE 10. LEASES

The Company leases certain office facilities under noncancellable operating leases. The lease on the corporate office in Baltimore, Maryland contains escalating annual payments through December 31, 2014 with two five-year renewal options. Future minimum rental commitments under noncancellable leases with remaining terms in excess of one year are as follows at December 31, 2004:

(In thousands)
--------------
2005                              $  622
2006                                 631
2007                                 640
2008                                 650
2009                                 513
Thereafter                         1,993
                                  ------
Total rental commitments          $5,049
                                  ======

Total rent expense for the years ended December 31, 2004, 2003, and 2002, was approximately $559,000, $552,000 and $483,000, respectively.

NOTE 11. DIVIDEND REINVESTMENT AND SHARE PURCHASE PLAN

The Company maintains a Dividend Reinvestment and Share Purchase Plan (the "Plan") pursuant to which shareholders may purchase additional shares of beneficial interest through reinvestment of dividends or by optional cash investment. Shares may be acquired by the Plan either from the Company issuing new shares or by the Plan administrator acquiring shares in the open market. The Company has registered 750,000 common shares of beneficial interest for potential issuance under the Plan.

Year ended December 31,                2004          2003
-----------------------                ----          ----
Total shares acquired                   6,804       145,720
Shares purchased from Company           6,804       144,135
Weighted average price per share     $  25.63     $   23.50

At December 31, 2004, 597,196 shares remain available for future purchases under the Plan.

NOTE 12. DISTRIBUTIONS TO MINORITY INTEREST LESS THAN (IN EXCESS OF) EARNINGS

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

NOTE 13. CONTINGENCIES

During 2004, the Company determined that two of its wholly owned subsidiaries are subject to filing requirements and franchise taxes in a state in which the Company owns property. The Company is in the process of preparing and filing these returns and has accrued a provision for taxes of approximately $140,000. However, certain provisions of the state's regulations may be subject to varying interpretation as to their applicability to the Company's subsidiaries. The Company is seeking clarification from the state, which, if determined to be adverse to the Company, would subject the Company to additional taxes of approximately $710,000. The Company has made certain changes to its corporate structure such that it will no longer be subject to such taxes.

NOTE 14. SHAREHOLDERS' EQUITY

On February 3, 2004, the Company sold 1.41 million of its common shares of beneficial interest in a private sale at a negotiated price of $24.80 per share for net proceeds of approximately $34.7 million. The sale was made pursuant to the Company's existing shelf registration statement as previously filed with the Securities and Exchange Commission.

NOTE 15. FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2004 and 2003. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                        DECEMBER 31, 2004           December 31, 2003
                                 ---------------------------  ---------------------------
(In thousands)                   Carrying Amount  Fair Value  Carrying Amount  Fair Value
--------------                   ---------------  ----------  ---------------  ----------
Fixed rate mortgages                 $375,132      $374,717       $375,793       $417,781
Floating rate mortgages              $ 40,000      $ 40,000       $ 75,000       $ 75,000
5.375% Convertible Senior Notes      $ 74,750      $ 73,622       $ 74,750       $ 74,444
Notes payable                        $  2,000      $  2,000       $     --       $     --

The carrying amounts shown in the above table are included in the accompanying Balance Sheet under the captions "Mortgage notes payable," "5.375% Convertible Senior Notes due 2023," "Notes payable," and "Mortgage notes payable and other liabilities held for disposition." The fair value of the fixed rate portion of the Company's mortgage notes payable is estimated by discounting expected cash flows based on the Company's incremental borrowing rate for similar types of borrowing arrangements. The floating rate portion of the Company's mortgage notes payable approximated market. Cash equivalents, other assets, accounts payable and other liabilities are carried at amounts that reasonably approximate their fair value.

      The following table presents the fair value of outstanding derivative financial instruments, based on external market quotations as of December 31, 2004 and 2003.

                                                                                         Fair Value as of December 31,
Notional Amount  Fixed Rate      Type of Contract     Effective Date  Contract Maturity     2004             2003
---------------  ----------  ----------------------   --------------  -----------------  ----------       ------------
$ 139,000,000       9.35%                       Cap      April, 2002     April, 2007     $   2,000        $   145,000
$  49,172,000       7.50%                       Cap      April, 2003     April, 2007     $   4,000        $   106,000
$ (40,000,000)      9.35%                       Cap    January, 2003     April, 2007     $  (1,000)       $   (42,000)
$  20,000,000       4.84%    Swap(Floating to Fixed)   January, 2003     April, 2007     $(624,000)       $(1,285,000)
$  20,000,000       3.48%    Swap(Floating to Fixed)   January, 2003     April, 2007     $ (28,000)       $  (423,000)

The following is a summary of the derivative transactions for years ended December 31, 2004, 2003 and 2002.

(In thousands) / Year ended December 31,                         2004        2003         2002
----------------------------------------                       -------     --------     --------
Net income                                                     $ 1,796     $ 78,768     $ 17,292
Other comprehensive income (loss) - unrealized gain (loss)
  on hedge instruments                                           1,040          (30)      (2,024)
                                                               -------     --------     --------
Comprehensive income                                           $ 2,836     $ 78,738     $ 15,268
                                                               =======     ========     ========
Adjustment to net income related to the ineffective portion
  of hedge instruments                                         $  (188)    $     34     $    (56)

The Company expects to reclassify approximately $457,000 of unrealized losses into earnings in the next twelve months.

Notes to Consolidated Financial Statements

NOTE 16. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following is a summary of quarterly results of operations for the years ended December 31, 2004 and 2003.

(In thousands, except per share data) / Quarter ended     March 31        June 30      September 30    December 31
-----------------------------------------------------    ----------     ----------     ------------    -----------
2004
Revenues                                                 $   30,771     $   31,297     $    31,962     $    32,945
Income (loss) before discontinued operations
  and minority interest                                       2,282         (3,420)          2,000           1,952
Income (loss) from continuing operations                      1,985         (2,987)          1,747           1,705
(Loss) income from discontinued operations                   (1,173)           543              (4)            (20)
Net income (loss)                                               812         (2,444)          1,743           1,685
Basic earnings per share
  Income (loss) from continuing operations               $      .12     $     (.17)    $       .10     $       .10
  (Loss) income from discontinued operations                   (.07)           .03              --              --
                                                         ----------     ----------     -----------     -----------
  Net income (loss)                                      $      .05     $     (.14)    $       .10     $       .10
                                                         ==========     ==========     ===========     ===========
Diluted earnings Per share
Income (loss) from continuing operations                 $      .12     $     (.17)    $       .10     $       .10
  (Loss) income from discontinued operations                   (.07)           .03              --              --
                                                         ----------     ----------     -----------     -----------
Net income (loss)                                        $      .05     $     (.14)    $       .10     $       .10
                                                         ==========     ==========     ===========     ===========
2003
Revenues                                                 $   27,756     $   28,875     $    30,108     $    31,278
Income before discontinued operations
  and minority interest                                       3,457          2,882           3,364           2,728
Income from continuing operations                             2,592          1,924           4,457           2,353
Income from discontinued operations                           1,271            666          35,660          29,845
Net income                                                    3,863          2,590          40,117          32,198
Basic earnings per share
  Income from continuing operations                      $      .16     $      .12     $       .29     $       .15
  Income from discontinued operations                           .08            .04            2.28            1.93
                                                         ----------     ----------     -----------     -----------
  Net income                                             $      .24     $      .16     $      2.57     $      2.08
                                                         ==========     ==========     ===========     ===========
Diluted earnings per share
  Income from continuing operations                      $      .16     $      .12     $       .28     $       .15
  Income from discontinued operations                           .08            .04            2.24            1.89
                                                         ----------     ----------     -----------     -----------
  Net income                                             $      .24     $      .16     $      2.52     $      2.04
                                                         ==========     ==========     ===========     ===========

NOTE 17. SUBSEQUENT EVENT

On February 2, 2005, the Board of Trustees declared a quarterly dividend of $.43 per share, aggregating approximately $7,500,000. Concurrent with the payment of the dividend, a limited partnership distribution of approximately $1,100,000 will be made to the minority interest holders. The dividend and distribution will be paid on March 10, 2005 to holders of record as of February 18, 2005.

Report of Independent Registered Public Accounting Firm

To The Board of Trustees and Shareholders
The Town and Country Trust

We have audited the accompanying consolidated balance sheets of The Town and Country Trust (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Town and Country Trust at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Town and Country Trust's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2005 expressed an unqualified opinion thereon.

                                                           /s/ Ernst & Young LLP
                                                           ---------------------

McLean, Virginia
February 24, 2005

(b) SUPPLEMENTARY DATA

             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                           THE TOWN AND COUNTRY TRUST
                                DECEMBER 31, 2004

                                                                        GROSS AMOUNT AT WHICH
                                       INITIAL COST (c)              CARRIED AT CLOSE OF PERIOD
                                       ----------------              --------------------------
                                                        IMPROVEMENTS
                                                            MADE
                                                         SUBSEQUENT
                       NON-RECOURSE          BUILDINGS       TO             BUILDINGS          ACCUMULATED
     PROPERTY           MORTGAGE                 AND     ACQUISITION            AND     TOTAL  DEPRECIATION    YEAR     USEFUL
   DESCRIPTION(a)         DEBT(b)      LAND  IMPROVEMENTS     (d)     LAND IMPROVEMENTS  (e)      (f)         ACQUIRED   LIFE
------------------------------------------------------------------------------------------------------------------------------
MARYLAND
   Howard Crossing/
      West Commercial  $40,392      $8,822   $37,785       $28,270   $8,822   $66,055  $74,877   $31,074      1993(h)    (g)
   Excalibur             7,276       2,166    19,493           300    2,166    19,793   21,959     1,038      2003       (g)
   The Courts of
      Avalon            17,204       4,277    38,490           131    4,277    38,621   42,898     2,000      2003       (g)
   Watkins Station       7,616       1,505     6,889         4,870    1,505    11,759   13,264     5,926      1993(h)    (g)
   Hollows               8,432       1,424    10,401         2,835    1,424    13,236   14,660     8,433      1993(h)    (g)
   Woodhill              8,228       1,317    10,097         3,129    1,317    13,226   14,543     8,429      1993(h)    (g)
   Hallfield             1,700         320     2,240         1,573      320     3,813    4,133     1,776      1993(h)    (g)
   Ridgeview             5,032       1,138     7,513         1,770    1,138     9,283   10,421     5,760      1993(h)    (g)
   Bowley's Quarters     8,534       1,795    10,549         3,963    1,795    14,512   16,307     8,666      1993(h)    (g)
   Skylark Pointe        8,568       1,474    10,511         7,022    1,474    17,533   19,007     8,519      1993(i)    (g)
   Tall Oaks            10,982       1,397     9,845         3,562    1,397    13,407   14,804     7,816      1993(h)    (g)
   Willow Lake          13,532       1,781    14,088         6,433    1,781    20,521   22,302    11,862      1993(h)    (g)
   Steeplechase         18,156       2,749    18,151         9,359    2,749    27,510   30,259    15,154      1993(h)    (g)
   Eagles Walk at
      White Marsh       13,430       3,136    19,944        10,391    3,136    30,335   33,471    16,226      1993(h)    (g)
   Versailles            7,480       1,599    10,921         5,390    1,599    16,311   17,910     9,086      1993(h)    (g)
   Fox Run               9,520       2,498    11,412           745    2,498    12,157   14,655     5,246      1993       (g)
   Stonegate             8,772       2,887    13,261           512    2,887    13,773   16,660     4,633      1994       (g)

PENNSYLVANIA
   Hidden Village        4,760       1,229     7,447         1,974    1,229     9,421   10,650     6,172      1993(h)    (g)
   Emmaus                7,378       1,394     9,577         3,292    1,394    12,869   14,263     7,875      1993(h)    (g)
   Hanover               3,604         590     4,946         1,629      590     6,575    7,165     4,410      1993(h)    (g)
   Lancaster East        4,488         812     8,249         3,129      812    11,378   12,190     7,033      1993(h)    (g)
   Lancaster West        6,902       1,285    12,794         4,821    1,285    17,615   18,900    10,736      1993(h)    (g)
   York                  5,746       1,951    10,622         1,579    1,951    12,201   14,152     9,014      1993(h)    (g)
   Rolling Hills         3,026       1,282     5,842           944    1,282     6,786    8,068     2,789      1993       (g)

VIRGINIA
   Barton's Crossing    23,392       7,320    33,845         6,414    7,320    40,259   47,579    17,072      1993       (g)
   Lionsgate            20,502       6,361    46,649           -70    6,361    46,579   52,940     1,915      2003       (g)
   The Glen              4,590       1,157     5,269         1,287    1,157     6,556    7,713     2,674      1993       (g)
   McNair Farms         11,730       3,564    16,237         2,471    3,564    18,708   22,272     8,323      1993       (g)
   University Heights   19,958       5,789    26,371         2,154    5,789    28,525   34,314    13,123      1993       (g)
   Carlyle Station      16,082       4,259    19,610         3,538    4,259    23,148   27,407     6,774      1994       (g)

DELAWARE
   Christina Mill        7,548       2,288    10,454           762    2,288    11,216   13,504     3,606      1994       (g)

FLORIDA
   Windermere            9,700       2,809    12,797         1,375    2,809    14,172   16,981     2,464      1998       (g)
   Twelve Oaks           9,393       3,100    13,711         1,630    3,100    15,341   18,441     2,702      1998       (g)
   Heron's Run           5,440       2,795    12,754         1,094    2,795    13,848   16,643     2,200      1999       (g)
   Kirkman              15,115       4,565    20,795         2,133    4,565    22,928   27,493     3,752      1999       (g)
   Gardens East         23,475       5,970    27,182         2,003    5,970    29,185   35,155     4,250      2000       (g)
   Perico                9,958       2,491    11,248         1,437    2,491    12,685   15,176     1,855      1999       (g)
   McIntosh              7,492       2,029     9,194           959    2,029    10,153   12,182     1,601      1999       (g)
                      ----------------------------------------------------------------------------------------
     TOTAL            $415,132    $103,325  $577,183      $134,810 $103,325  $711,993 $815,318  $271,984
                      ========================================================================================

                              NOTES TO SCHEDULE III
                           THE TOWN AND COUNTRY TRUST
                                 (IN THOUSANDS)

(a) All properties are garden apartment communities with the exception of one commercial building included in the Howard Crossing/West Commercial Partnership.

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

(d) The aggregate cost of land, buildings and equipment on a Federal Income Tax basis is $693,059 at December 31, 2004.

(e)  Reconciliation of Real Estate Properties
     ------------------------------------------------------------
     Balance at January 1, 2002                                      $  643,271
     Other additions                                                     22,749
     Other dispositions                                                     (22)
                                                                    -----------
     Balance at December 31, 2002                                       665,998
     Acquisition of new operating properties                            117,435
     Other additions                                                     26,146
     Other dispositions                                                    (444)
                                                                    -----------
     Balance at December 31, 2003                                       809,135
     Other additions                                                     36,562
     Other dispositions/retirements                                     (30,379)
                                                                    -----------
     Balance at December 31, 2004                                    $  815,318
                                                                    ===========

(f)  Reconciliation of Accumulated Depreciation
     ------------------------------------------------------------
     Balance at January 1, 2002                                      $  235,369
     2002 depreciation expense, net of retirements                       17,775
                                                                    -----------
     Balance at December 31, 2002                                       253,144
     2003 depreciation expense, net of retirements                       20,239
                                                                    -----------
     Balance at December 31, 2003                                       273,383
     2004 depreciation expense, net of retirements                       (1,399)
                                                                    -----------
     Balance at December 31, 2004                                    $  271,984
                                                                    ===========

     (g)  Depreciation is computed based          Assets acquired      Assets acquired
     upon the following estimated lives:          subsequent to        prior to
                                                  January 1, 1994      December 31, 1993
                                            ----------------------------------------------------
Buildings                                         27.5 years                   40 years
Building improvements                             15 to 19 years               20 years
Furniture, fixtures and equipment                 3 to 12 years                5 to 12 years

(h)  Denotes property originally purchased in 1979 by the Predecessor.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of The Town and Country Trust (the "Company") is responsible for establishing and maintaining adequate internal controls over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or supervised by, the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company's internal controls over financial reporting are supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and trustees; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements taken as a whole.

In connection with the preparation of the Company's annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company's internal controls over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal controls over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that the Company's internal controls over financial reporting were effective as of December 31, 2004.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, have issued an attestation report on management's assessment of internal control over financial reporting, a copy of which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To The Board of Trustees and Shareholders
The Town and Country Trust

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that The Town and Country Trust (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trustees of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that The Town and Country Trust maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Town and Country Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of The Town and Country Trust and our report dated February 24, 2005, expressed an unqualified opinion thereon.

                                        /s/ Ernst & Young LLP
                                        -----------------------

McLean, Virginia
February  24, 2005

ITEM 9B. OTHER INFORMATION

None.


                                    PART III
                                    --------

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this item concerning the Registrant's Trustees and Executive Officers is set forth under the captions "Election of Trustees," "Board of Trustees; Committees of the Board of Trustees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the annual meeting of shareholders to be held on May 4, 2005, which information is incorporated herein by reference. The information required by this Item in respect of the Registrant's Executive Officers who are not Trustees is set forth in Item 4 of this Form 10-K and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this Item is set forth under the caption "Compensation of Executive Officers" in the Registrant's Proxy Statement for the annual meeting of shareholders to be held on May 4, 2005, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this Item concerning security ownership of certain beneficial owners and management is set forth under the caption "Ownership of Common Shares of Beneficial Interest" in the Registrant's Proxy Statement for the annual meeting of shareholders to be held on May 4, 2005, which information is incorporated herein by reference. Information in response to this Item concerning equity compensation plan information is set forth in Item 5 of this Form 10-K and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is set forth under the caption "Certain Related Transactions" in the Registrant's Proxy Statement for the annual meeting of shareholders to be held on May 4, 2005, which information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item concerning fees paid to the independent auditors is set forth under the caption "Selection of Accountants" in the Registrant's Proxy Statement for the annual meeting of shareholders to be held on May 4, 2005, which information is incorporated herein by reference. The Audit Committee of the Board of Trustees must pre-approve all auditing services and all non-audit services (including the fees and terms thereof) to be performed by the independent auditors. The Audit Committee may delegate to the Audit Committee Chairman the authority to grant pre-approvals for audit and permitted non-audit services to be performed for the Company by the independent auditor, provided that decisions of such members to grant pre-approvals shall be presented to the full Committee at its next regularly scheduled meeting.

                                     PART IV
                                     -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

                                                                       PAGE
                                                                       ----
         (1)      Financial Statements:
                  ---------------------

                  Consolidated Balance Sheets of
                  the Registrant at December 31, 2004
                  and at December 31, 2003

                  Consolidated Statements of Operations
                  of the Registrant for the years ended
                  December 31, 2004, December 31, 2003 and
                  December 31, 2002

                  Consolidated Statements of Shareholders'
                  Equity of the Registrant for the years ended
                  December 31, 2004, December 31, 2003 and
                  December 31, 2002

                  Consolidated Statements of Cash Flows of the
                  Registrant for the years ended December 31, 2004, December 31, 2003 and December 31, 2002

                  Notes to Consolidated Financial
                  Statements of the Registrant

                  Report of Independent Registered Public
                  Accounting Firm

         (2)      Financial Statement Schedules:
                  ------------------------------

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

3.2 By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-11 (No. 333-63150)).

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

10.1 Third Amended and Restated Agreement of Limited Partnership of The TC Operating Limited Partnership dated as of August 4, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

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

10.4.1 First Amendment to Amended and Restated Master Credit Facility Agreement, dated April 16, 2003, entered into by and among the Registrant, The TC Operating Limited Partnership, The Town and County Holding Corporation, the TC Property Company, The Town and Country Oriole Corporation, each of the Property Partnerships and Prudential Multifamily Mortgage, Inc. (incorporated by reference to Exhibit 10.4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year dated December 31, 2003).

10.4.2 Second Amendment to Amended and Restated Master Credit Facility Agreement, dated July 29, 2003, entered into by and among the Registrant, The TC Operating Limited Partnership, The Town and Country Holding Corporation, The TC Property Company, The Town and Country Oriole Corporation, Ivy Acquisitions LLC, Daisy Acquisitions LLC, Shamrock Acquisitions LLC, each of the Property Partnerships, Prudential Multifamily Mortgage, Inc. and Fannie Mae (incorporated by reference to Exhibit 10.4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year dated December 31, 2003).

10.4.3 Third Amendment to Amended and Restated Master Credit Facility Agreement, dated November 4, 2003, entered into by and among the Registrant, The TC Operating Limited Partnership, The Town and Country Holding Company, LLC, The TC Property Company, The Town and Country Oriole Corporation, The TC-Excalibur Company, LLC, The TC-Courts Company, LLC, The TC-Avalon Company, LLC, The TC-Lionsgate Company, LLC, each of the Property Partnerships, Prudential Multifamily Mortgage, Inc. and Fannie Mae (incorporated by reference to Exhibit
         10.4.3 to the Registrant's Report on Form 10-K for the fiscal year dated December 31, 2003).

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

10.8 Form of Severance Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 8,
         2005).

10.9 Separation Agreement and General Release dated December 21, 2004 between James Dolphin and the Registrant.

10.10 Separation Agreement and General Release dated December 17, 2004 between Gerry J. Haak and the Registrant.

12       Computation of Ratio of Earnings to Combined Fixed Charges

14 Code of Ethics is available on the Company's website at www.tctrust.com.

21       Subsidiaries of the Registrant

23       Consent of Independent Registered Public Accounting Firm

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

                              THE TOWN AND COUNTRY TRUST


                              By:  /s/ Harvey Schulweis
                                  ----------------------------------------------
                                   Harvey Schulweis
                                   Chairman of the Board and Chief Executive
                                   Officer


Dated:  March 2, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title                              Date
---------                               -----                              ----

/s/ Harvey Schulweis             Chairman of the Board,                March 2, 2005
-------------------------        Chief Executive Officer,
Harvey Schulweis                 Principal Executive
                                 Officer and Trustee


/s/Alan W. Lasker                Senior Vice President-                March 2, 2005
-------------------------        Chief Financial Officer
Alan W. Lasker                   and Principal Financial
                                 Officer


/s/ William J. Fishell           Vice President -Treasurer             March 2, 2005
-------------------------        and Principal Accounting
William J. Fishell               Officer


James H. Berick*                 Trustee
H. Grant Hathaway*               Trustee
Milton A. Wolf*                  Trustee
Nancy F. Lerner*                 Trustee

                   *By:  /s/ Harvey Schulweis      March 2, 2005
                         ---------------------
                          Harvey Schulweis
                          Attorney-in-Fact

----------
     - Powers of attorney authorizing Harvey Schulweis to sign this annual report on Form 10-K on behalf of certain Trustees of the Registrant is being filed with the Securities and Exchange Commission herewith (Exhibit 24).