Form 10-Q
period 2005-03-31
TOWN & COUNTRY TRUST
filed 2005-05-09
CIK 906110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to_______

Commission file number 1-12056

THE TOWN AND COUNTRY TRUST

(Exact name of registrant as specified in its charter)

Maryland	52-6613091

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1700, 300 E. Lombard Street, Baltimore, Maryland 21202
(Address of principal executive offices – Zip code)

(410) 539-7600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☑     No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☑     No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Shares of Beneficial Interest, $.01 par value, 17,564,384 outstanding as of May 6, 2005.

THE TOWN AND COUNTRY TRUST
FORM 10-Q
INDEX

		PAGE
	PART I: FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	3

	Consolidated Statements of Operations for the three-month periods ended March 31, 2005 and 2004	4

	Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2005 and 2004	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

	PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

Signature		20
EX-31.1 Chief Executive Officer Certification
EX-31.2 Chief Financial Officer Certification
EX-32.1 Section 1350 Certifications - CEO
EX-32.2 Section 1350 Certifications - CFO

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

THE TOWN AND COUNTRY TRUST

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Real estate:
Land	$103,325	$103,325
Buildings and improvements	715,460	708,175
Other	3,925	3,818

	822,710	815,318
Less accumulated depreciation	(277,037)	(271,984)

	545,673	543,334

Cash and cash equivalents	371	945
Restricted cash	2,415	2,390
Deferred financing costs, net	5,343	5,647
Other assets	10,328	9,768

Total assets	$564,130	$562,084

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$424,961	$415,132
5.375% Convertible Senior Notes	74,750	74,750
Notes payable - unsecured	—	2,000
Accrued interest	3,001	4,029
Accounts payable and other liabilities	9,659	9,537
Security deposits	3,443	3,327
Minority interest	5,952	6,592

Total liabilities	521,766	515,367

Shareholders’ equity:
Common shares of beneficial interest ($.01 par value), 500,000,000 shares authorized, 17,552,741 and 17,479,576 issued and outstanding at March 31, 2005 and December 31, 2004	176	175
Additional paid-in capital	353,335	351,727
Distributions in excess of accumulated earnings	(305,992)	(300,372)
Deferred compensation – restricted stock	(4,720)	(3,799)
Other comprehensive loss	(435)	(1,014)

Total shareholders’ equity	42,364	46,717

Total liabilities and shareholders’ equity	$564,130	$562,084

See accompanying notes.

THE TOWN AND COUNTRY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months
	Ended March 31,
	2005	2004
Revenue
Rental income	$32,384	$30,771

Expenses
Operating expenses:
Real estate taxes and insurance	3,276	3,246
Utilities	2,464	2,213
Repairs and maintenance	3,764	3,459
Marketing and advertising	1,225	1,108
Management expense	1,742	1,744
Other	1,363	1,318

Total operating expenses	13,834	13,088

Real estate depreciation	6,099	5,394
Interest expense	8,272	7,981
General and administrative	1,751	1,762
Other depreciation and amortization	224	264

	30,180	28,489

Income before discontinued operations and minority interest	2,204	2,282
Income allocated to minority interest from continuing operations	(277)	(297)

Income from continuing operations	1,927	1,985

Income from discontinued operations before minority interest	—	52
Impairment of assets held for sale	—	(1,400)
Loss allocated to minority interest from discontinued operations	—	175

Loss from discontinued operations	—	(1,173)

Net income	$1,927	$812

Basic earnings per share:
Income from continuing operations	$0.11	$0.12
Loss from discontinued operations	—	(0.07)

Net income	$0.11	$0.05

Diluted earnings per share:
Income from continuing operations	$0.11	$0.12
Loss from discontinued operations	—	(0.07)

Net income	$0.11	$0.05

Weighted average common shares outstanding – basic	17,141	16,469
Dilutive effect of outstanding options and restricted shares	267	301

Weighted average common shares outstanding – diluted	17,408	16,770

Dividends declared and paid per share outstanding	$0.43	$0.43

See accompanying notes.

THE TOWN AND COUNTRY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$1,927	$812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,626	5,955
Depreciation and amortization from discontinued operations	—	9
Income allocated to minority interest	277	122
Amortization of unearned compensation	214	223
Impairment of assets held for disposition	—	1,400
Changes in operating assets and liabilities:
Increase in restricted cash	(25)	—
(Increase) decrease in other assets	(515)	88
Decrease in accounts payable, other liabilities, accrued interest and security deposits	(433)	(367)

Net cash provided by operating activities	8,071	8,242

INVESTING ACTIVITIES
Capital expenditures, net	(8,706)	(7,081)

Net cash used in investing activities	(8,706)	(7,081)

FINANCING ACTIVITIES
Net borrowings (payments) on mortgage notes payable	9,829	(24,010)
Net payments on notes payable – unsecured	(2,000)	—
Proceeds from issuance of shares under the dividend reinvestment plan	35	38
Proceeds from exercise of share options	805	43
Issuance of common shares	—	34,745
Dividends paid to shareholders	(7,547)	(7,489)
Distributions to minority interest holders	(1,061)	(1,061)

Net cash provided by financing activities	61	2,266

(Decrease) increase in cash and cash equivalents	(574)	3,427
Cash and cash equivalents at beginning of period	945	2,267

Cash and cash equivalents at end of period	$371	$5,694

Cash interest paid	$9,305	$9,076

See accompanying notes.

THE TOWN AND COUNTRY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of The Town and Country Trust (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, do not include all of the information required by U.S. generally accepted accounting principles. Such financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position at March 31, 2005 and results of operations for the interim periods ended March 31, 2005 and 2004. Interim results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of results that may be expected for a full year. Certain previously reported amounts have been reclassified to conform to the current presentation. The accompanying financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2. Discontinued Operations

At the end of 2003, the Company made the strategic decision to exit the Charlotte, North Carolina market. The first community was sold on June 18, 2004 for net proceeds of approximately $13.2 million. The sale of the second property was completed on August 5, 2004 for net proceeds of approximately $17.9 million. Based on the carrying value of each community and the anticipated net sales proceeds, the Company recorded impairment charges totaling approximately $1,400,000 during the first quarter of 2004.

The results of operations for these two properties are classified on the Consolidated Statements of Operations as, “Discontinued Operations”. Unaudited condensed summary results of operations of the two apartment communities is as follows:

Three Months
Ended
March 31,
(in thousands)	2004
Rental income	$1,000
Operating expenses	(538)
Interest expense	(410)
Impairment of fixed assets	(1,400)

Loss from discontinued operations, before minority interests	$(1,348)

3. Stock-based compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share Based Payment (“Statement No.123(R)”). Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company will adopt the provisions of FAS 123(R) during the first quarter of 2006. The adoption of this new standard is not expected to have a material effect on the financial position or financial results of the Company.

The Company accounts for its stock based employee compensation plans using the intrinsic value method under the recognition and measurements principle of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, and other criteria are met, no compensation expense is recognized.

The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock Based Compensation–Transition and Disclosure. SFAS No. 148 requires expanded disclosure regarding stock-based compensation in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements and does not have a financial impact on the Company’s financial statements.

In 1993 and 1997, the Company established long-term incentive plans for the purpose of attracting and retaining executive officers, other key personnel and non-employee trustees (the “Plans”). The Plans provide for the granting of restricted shares and share options (incentive and non-qualified) to purchase up to 1,950,000 common shares at prices not less than the fair market value at the date of grant. During the three months ended March 31, 2005, 8,000 options were granted at an option price of $27.69.

Pro forma information regarding net income and earnings per share as required by SFAS No. 148, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement, is set forth in the table below:

	Three Months
	Ended March 31,
(in thousands, except per share information)	2005	2004
Net income, as reported	$1,927	$812
Add: Total stock compensation expense included in reported net income	187	194
Less: Total stock based compensation expense determined under the fair value method for all awards	(197)	(219)

Pro forma net income	$1,917	$787

Earnings per share:
Basic, as reported	$0.11	$0.05
Basic, pro forma	$0.11	$0.05
Diluted, as reported	$0.11	$0.05
Diluted, pro forma	$0.11	$0.05

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The fair value for the options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2005	2004
Risk free interest rate	3.7%	4.6%
Dividend yield	8.2%	8.8%
Volatility factor	.18	.18
Weighted-average expected life (in years)	5	5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected share price volatility. Because the Company’s employee share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee share options.

4. Minority Interest

Minority interest is comprised of The TC Operating Limited Partnership common unit holders after eliminating the Company’s ownership units.

Minority interest is increased and decreased, respectively, for income and loss and distributions allocated to units held by outside interests. Periodically, the Company raises additional equity through the issuance of common shares and contributes the proceeds to The TC Operating Limited Partnership for an equivalent number of common units. The Company records adjustments to minority interest and shareholders’ equity to reflect the Company’s increased ownership in The TC Operating Limited Partnership. The minority interest was 12.32% and 12.40% at March 31, 2005 and 2004, respectively.

As of March 31, 2005 and 2004, there were 2,466,535 common units of The TC Operating Limited Partnership that were not held by the Company. These units are exchangeable by the holders, at the Company’s option, for either cash or common shares on a one-for-one basis. This exchange right has not been considered in the computation of per share data, as it does not have a dilutive effect.

5.Financial Instruments

SFAS No. 133, “Accounting for Certain Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities, an amendment of Statement 133", SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities, an amendment of Statement 133” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, was adopted by the Company on January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring all derivative financial instruments to be carried in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedge transaction. For derivative financial instruments that qualify as cash flow hedges, changes in fair value of the derivative instrument are reported as a component of other comprehensive income with the corresponding offset to other assets and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. For hedges where a change in the fair value of the derivative exceeds the change in the fair value of the hedged item, the ineffective portion, if any, is recognized in other income/expense in current period earnings. The Company uses derivative financial instruments in the normal course of business to limit its exposure to fluctuations in interest rates. The Company does not enter into derivative instruments for speculative purposes.

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

The Company maintains two interest rate protection agreements covering $139 million and $49.2 million, respectively, of variable rate debt associated with its secured credit facility. These protection agreements cap the Company’s exposure to LIBOR at 9.35% and 7.5%, respectively, through March 2007. The Company also has floating-to-fixed interest rate swaps which effectively fix the interest rate on $40 million of floating rate debt under the secured facility at a blended rate of approximately 4.62%. The Company, concurrent with the purchase of the interest rate swaps, sold two $20 million interest rate caps, capping the Company’s exposure to LIBOR at 9.35%. The interest rate protection agreements hedge interest payments consistent with the Company’s risk management objectives and strategy. The Company believes that each of these transactions qualifies as a cash flow hedge and thereby qualifies for hedge accounting under SFAS 133.

The following table presents the fair value of outstanding derivative financial instruments, based on external market quotations as of March 31, 2005:

				Contract
Notional Amount	Fixed Rate	Type of Contract	Effective Date	Maturity	Fair Value

$139,000,000	9.35%	Cap	April, 2002	April, 2007	$500
$ 49,172,000	7.50%	Cap	April, 2003	April, 2007	$1,900
$(40,000,000)	9.35%	Cap	January, 2003	April, 2007	$(100)
$ 20,000,000	4.84%	Swap (Floating to Fixed)	January, 2003	April, 2007	$(296,000)
$ 20,000,000	3.48%	Swap (Floating to Fixed)	January, 2003	April, 2007	$232,000

The following is a summary of the derivative transactions for three months ended March 31, 2005 and 2004:

	Three Months
	Ended March 31,
(in thousands)	2005	2004
Net income	$1,927	$812
Other comprehensive income (loss)–unrealized gain (loss) on hedge instruments	579	(470)

Comprehensive income	$2,506	$342

Adjustment to net income related to the ineffective portion of hedge instruments	$11	$(49)

The Company expects to reclassify approximately $295,000 of unrealized losses into earnings in the next twelve months.

6. Contingencies

During 2004, the Company determined that two of its wholly owned subsidiaries are subject to filing requirements and franchise taxes in a state in which the Company owns property. The Company is in the process of preparing and filing these returns and has accrued a provision for taxes of approximately $140,000. However, certain provisions of the state’s regulations may be subject to varying interpretation as to their applicability to the Company’s subsidiaries. The Company is seeking clarification from the state, which, if determined to be adverse to the Company, would subject the Company to additional taxes of approximately $710,000. The Company has made certain changes to its corporate structure such that it will no longer be subject to such taxes.

7. Subsequent Event

On May 4, 2005, the Board of Trustees declared a quarterly dividend of $.43 per share, aggregating approximately $7,500,000. Concurrent with the payment of the dividend, a limited partnership ownership distribution of approximately $1,100,000 will be made to the minority interest holders. The dividend and distribution will be paid on June 10, 2005 to holders of record as of May 20, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The matters discussed herein include certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that such forward-looking statements be subject to the safe harbors created by such Acts. Words and phrases such as “looking ahead,” “we are confident,” “should be,” “will be,” “predicted,” “believe,” “expect,” “anticipate,” and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company’s current views regarding future events and financial performance but are subject to many known and unknown risks, uncertainties, and other factors relating to the Company’s operations and business environment which may cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following:

•	Interest rate fluctuations;

•	Competition for tenants and acquisitions from others, many of whom may have greater financial resources than the Company;

•	Changes in rental rates which may be charged by the Company in response to market rental rate changes or otherwise;

•	Changes in federal income tax laws and regulations;

•	Any changes in the Company’s capacity to acquire additional apartment properties and any changes in the Company’s financial condition or operating results due to the acquisition of additional apartment properties;

•	Unanticipated increases in rental expenses due to factors such as casualties to the Company’s apartment properties or adverse weather conditions in the geographic locations of the Company’s apartment properties;

•	Local economic and business conditions, including, without limitation, conditions that may affect public securities markets generally, the real estate investment trust industry, or the markets in which the Company’s apartment properties are located.

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

Overview

The following discussion is based primarily on the unaudited consolidated financial statements of The Town and Country Trust and its subsidiaries (collectively “the Company”) as of March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

The Town and Country Trust owns an approximate 88% general partnership interest in The TC Operating Limited Partnership which, through wholly-owned subsidiary entities, holds the operating assets of the Company. The remaining 12% is owned by minority interest partners that hold limited partnership units, which are convertible by the holders into the Company’s common shares of beneficial interest on a one-for-one basis. The general and limited partnership interests in the TC Operating Limited Partnership are represented by Operating Partnership units (“OP Units”). At March 31, 2005, the Company owned 17,552,741 OP Units and the minority interests held 2,466,535 OP Units.

The Town and Country Trust, organized in 1993, is a real estate investment trust (“REIT”) focused on the ownership and operation of 38 multifamily apartment communities with 13,065 apartment homes in selected markets in the Mid-Atlantic region of the U. S. and Florida. The Company seeks to acquire additional apartments in certain of its existing markets, particularly in the Greater Washington, D. C. and Baltimore metropolitan areas and in Florida. The Company is also interested in pursuing multifamily investment opportunities in other “high barrier to entry” markets within its operating region. In addition, the Company continues to evaluate its portfolio for communities and/or submarkets that may no longer match its long-term strategy. In 2004, the Company exited the Charlotte, North Carolina market through the strategic disposition of its two apartment communities located there. Since its acquisition of three properties in 2003, the Company has been unable to find suitable investment opportunities in its preferred markets at acceptable pricing, as the investment climate for multifamily properties has continued to be extremely competitive.

The Company continues to aggressively reinvest in its existing portfolio. Renovation projects include modernization of kitchens and bathrooms, new building entrances and windows, new business and fitness centers, and the addition of washers and dryers inside apartment homes.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company accounts for property acquisitions utilizing the purchase method, and accordingly, the results of the acquisition properties are included in the Company’s results of operations from the date of acquisition. The Company allocates the purchase price to the acquired tangibles, consisting of land, building and improvements, and if material, to identified intangible assets and liabilities, consisting of above/below market leases and at-market leases in place based on their fair values.

Revenue Recognition

Revenue from rental property is recognized on a straight-line basis over the terms of the lease. Leases are generally for one year or less.

Gains on sales of real estate assets are recognized pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate. The specific timing of the recognition of the sale and the related gain is measured against the various criteria in SFAS No. 66 related to the terms of the transactions and the Company’s continuing involvement, if any, associated with the assets sold. To the extent the sales criteria are not met, the Company defers gain recognition until the sales criteria are met.

Discontinued Operations

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that the assets and liabilities and the results of operations of any communities which have been sold since January 1, 2002, or otherwise qualify as held for sale, be presented as discontinued operations in the Company’s Consolidated Financial Statements in both current and prior periods presented. The community specific components of net income that are presented as discontinued operations include net operating income, depreciation expense, minority interest and interest expense. In addition, the net gain or loss (including any impairment charge) on the disposition of communities held for sale is presented as discontinued operations. A change in presentation for discontinued operations will not have any impact on the Company’s financial conditions or results of operations. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less costs to sell, and would be presented separately in the Consolidated Balance Sheet. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets.

Hedge Accounting

The Company carries all derivative financial instruments as assets or liabilities on its balance sheets at fair value. Changes in fair value of these instruments, which qualify as cash flow hedges, are recorded as a component of other comprehensive income (loss). Any ineffective portion of the change in value is recorded to current period earnings. Furthermore, should any change in management strategy, or other circumstance, cause an existing highly effective hedge to become entirely ineffective, the accumulated loss or gain in the value of the derivative instrument since its inception may be required to be immediately reclassified from the shareholders’ equity section of the balance sheet to the income statement.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 123 (revised 2004), Share Based Payment (“Statement No.123(R)”). Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company will adopt the provisions of SFAS No. 123(R) during the first quarter 2006. The adoption of this new standard is not expected to have a material effect on the financial position or financial results of the Company.

Results of Operations

The Company’s results include the results of both continuing and discontinued operations. Income from Discontinued Operations in the accompanying statement of operations reflects the results of operations of two apartment communities (580 apartment homes) that were sold during 2004. The Company has had no acquisition activity since the beginning of 2004 and therefore results for the Company’s continuing operations consisting of 13,065 apartment homes represent results on a “Same Store” basis.

Three Months ended March 31, 2005 and 2004

The Company recorded net income for the three months ended March 31, 2005 of $1,927,000, or $0.11 per diluted share, an increase of $1,115,000 from net income of $812,000 or $0.05 per diluted share, for the three months ended March 31, 2004. Net income for the three months ended March 31, 2004 included a $1,400,000 impairment charge related to the Charlotte properties held for sale at March 31, 2004.

Continuing Operations

Operating results for the Company’s portfolio are set forth in the table below:

	Three Months Ended March 31,
(in thousands)	2005	2004	Change

Rental income	$32,384	$30,771	$1,613	5.2%
Operating expenses	13,834	13,088	746	5.7%

Net operating income	$18,550	$17,683	$867	4.9%

The Company uses net operating income (NOI) to measure the operating results of its communities and to compare the operating performance of single assets or groups of assets. The Company defines NOI as property rental income less property operating expenses and does not include general and administrative expenses, interest expense, depreciation and amortization, discontinued operations, or gains/losses on sales of properties. Accordingly, this performance measure is not intended as a replacement for net income determined in accordance with U.S. GAAP. NOI is widely used by management and investors in the real estate industry in connection with the valuation of income-producing real estate and as a supplemental measure of operating performance. NOI measures presented by the Company may not be comparable to other similarly titled measures of other companies. A reconciliation between net income and net operating income is as follows:

	Three Months Ended
	March 31,
(in thousands)	2005	2004

Net operating income	$18,550	$17,683
Add (deduct):
Real estate depreciation	(6,099)	(5,394)
Interest expense	(8,272)	(7,981)
General and administrative	(1,751)	(1,762)
Other depreciation and amortization	(224)	(264)
Loss from discontinued operations	—	(1,348)
Income allocated to minority interest	(277)	(122)

Net income	$1,927	$812

Rental income for the three months ended March 31, 2005, grew by $1,613,000 or 5.2%, primarily attributable to an average rental rate increase of 4.9%. Occupancy for the first quarter has been adversely affected by certain properties that are undergoing renovations. Excluding these properties, occupancy was 93.4% for the first quarter 2005 compared to 92.2% for the first quarter 2004. Occupancy and average rent statistics for the Company’s operating markets are as follows:

	% of	Average Monthly Rent			Occupancy
	Portfolio(1)	2005	2004	Change	2005	2004	Change

Baltimore, Maryland	38.2%	$848	$799	6.1%	90.2%	91.4%	(1.2)%
Metropolitan Washington DC
Northern Virginia	16.5%	1,149	1,088	5.6%	91.3%	93.2%	(1.9)%
Maryland Suburbs	9.5%	962	929	3.6%	91.0%	91.9%	(0.9)%
Pennsylvania	15.9%	671	649	3.4%	90.7%	90.3%	0.4%
Orlando, Florida	7.1%	750	718	4.5%	96.0%	92.9%	3.1%
Sarasota/Bradenton, Florida	5.7%	783	751	4.3%	98.2%	95.1%	3.1%
Newark, Delaware	3.7%	897	879	2.0%	96.7%	88.0%	8.7%
Palm Beach Gardens, Florida	3.4%	929	896	3.7%	97.0%	95.4%	1.6%

Same Store Total	100.0%	$874	$833	4.9%	91.9%	92.0%	(0.1)%

(1) Based on number of apartment homes

     Operating expenses for the three months ended March 31, 2005, increased $746,000 or 5.7%, to $13,834,000 from $13,088,000 for the three months ended March 31, 2004. Repairs and maintenance increased $305,000 or 8.8% to $3,764,000 from $3,459,000, due primarily to increased costs associated with the turnover process and payroll changes. Marketing and advertising increased $117,000, or 10.6%, from $1,108,000 to $1,225,000, due to additional print and Internet advertising to counteract increased vacancy in certain markets and to boost traffic at recently renovated properties, as well as increased compensation costs. Utilities increased $251,000, or 11.3% to $2,464,000 from $2,213,000 due to rate increases for the purchase of electric, natural gas and water. As a result, net operating income increased $867,000 or 4.9% to $18,550,000 from $17,683,000.

Interest Expense

Interest expense increased $291,000 or 3.6% to $8,272,000 from $7,981,000 last year. This reflects an increase in the weighted average interest rate attributable to the Company’s average amount of continuing debt outstanding, excluding the Company’s Senior Notes, to 6.55% compared to 6.25% for the first quarter last year.

Discontinued Operations

While the Company had no discontinued operations in 2005, for the first quarter 2004, the Company reported a loss from discontinued operations of $1,173,000, net of minority interest of $175,000. The results from discontinued operations for the first quarter 2004 include a $1,400,000 impairment charge before minority interest.

Funds from Operations

Funds from operations (“FFO”) is computed as net income (loss) (computed in accordance with U.S. GAAP) excluding gains and losses from sales and involuntary conversions of operating properties, plus real estate depreciation. This computation of FFO is consistent with the formal definition promulgated by the National Association of Real Estate Investment Trusts (NAREIT). The reconciliation of FFO to Net Income, the most directly comparable financial measure calculated in accordance with U.S. GAAP, is included in the table below. Management generally considers FFO to be a useful measure for reviewing the comparative operating performance of the Trust between periods or as compared to other companies, without giving effect to real estate depreciation and amortization, which assumes that the value of real estate diminishes predictably over time and which can vary among owners of similar assets based upon historical cost and useful life estimates. FFO should not be considered an alternative to net income as a measure of performance nor does it represent cash generated from operating activities in accordance with U.S. GAAP and, therefore, it should not be considered indicative of cash available to fund cash needs.

A reconciliation between net income and FFO is as follows:

	Three Months
	Ended March 31,
(in thousands)	2005	2004
Net income	$1,927	$812
Income allocated to minority interest	277	122
Real estate depreciation	6,099	5,394

Funds from operations (1)	$8,303	$6,328

(1)	For the three-month period ended March 31, 2004, FFO includes a $1,400,000 impairment charge on the properties sold during 2004.

Liquidity and Capital Resources

A summary of the Company’s cash flow activities is as follows:

	Three Months
	Ended March 31,
(in thousands)	2005	2004
Net cash provided by operating activities	$8,071	$8,242
Net cash used in investing activities	$(8,706)	$(7,081)
Net cash provided by financing activities	$61	$2,266

Operating activities provided unrestricted cash for the three months March 31, 2005 of $8,071,000, compared to $8,242,000 for the three months ended March 31, 2004. Cash used in investing activities has increased as compared to the first quarter of 2004 as a result of the interior/exterior renovations program that the Company has running on six of its communities. This program is expected to continue over the foreseeable future. For the first quarter 2005, financing activities provided $61,000 while financing activities for the first quarter 2004 provided $2,266,000.

The Company makes capital improvements to certain of its properties. These capital improvements include expenditures that increase the value and extend the useful life of an asset. Expenditures for ordinary repairs and maintenance are expensed as incurred. Normal, recurring capital expenditures generally relate to items having economic lives of 10 years or less and include the replacement of appliances, carpeting and tile plus other recurring capital expenditures such as landscaping, parking lot sealing and striping, HVAC equipment and various interior and exterior building improvements. The Company also makes certain expenditures that are considered to be non-recurring or revenue-enhancing in nature and generally relate either to (i) items having economic lives of more than 10 years or (ii) renovation projects such as the modernization of kitchen and bathrooms, new building entrances and windows, new business and fitness centers, and the addition of new appliances such as washers and dryers. In conjunction with certain of these renovation projects, the Company enters into commitments to purchase goods and services with vendors performing the work. As of March 31, 2005, the Company had commitments of $8,829,000 for work to be performed under these contracts. The Company finances its capital improvements through a revolving credit facility and working capital. Interest expense includes interest on debt incurred to fund the Company’s renovation program, while the related increase in rents will be realized over time as upgraded units are leased or renewed at higher rates. The following table details these expenditures for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005		2004
(in thousands except per unit data)	Amount	Per Unit	Amount	Per Unit

Recurring	$1,600	$123	$1,402	$107
Non-recurring	6,941	531	5,571	426

Total capital	$8,541	$654	$6,973	$533

The Company has a credit facility with Fannie Mae of $488.2 million. This secured facility matures in 2008. At March 31, 2005, outstanding borrowings under the facility were $350 million. Of the $350 million, $300 million bears interest at a fixed rate of 6.91%. The remaining $50 million outstanding has a weighted-average variable rate of 3.27% at March 31, 2005 and can be converted to a fixed-rate term loan at the Company’s option. The Company is party to floating-to-fixed interest rate swaps that effectively fix the interest rate on $40 million of this floating rate debt, changing the weighted average rate on its floating rate debt at March 31, 2005 to 4.48%.

The Company has a $50 million bank line of credit. Advances under the line bear interest at 120 basis points over LIBOR and are due on demand. Up to $10 million of the line may be used for working capital purposes and $40 million may be used to fund acquisitions. This line of credit matures in October 2005. The Company has the option to extend the line through October 2007. At March 31, 2005, no amounts were outstanding under the line.

The Company has $74.75 million aggregate principal amount of 5.375% Convertible Senior Notes outstanding. The notes mature on August 15, 2023 and are convertible into the Company’s common shares under certain circumstances, including if the share price exceeds $30.61 for a specified period of time. The initial conversion rate of the notes is 39.20185 per $1,000 principal amount of notes (equivalent to $25.51 per share). The conversion rate will be adjusted under certain circumstances, including stock splits, stock dividends and increases in the dividend rate over the quarterly rate of $.43 per share. The shares are considered in diluted earnings per share when the effect of including the conversion of debt is dilutive to earnings per share from continuing operations. The notes are redeemable at the Company’s option for shares or cash at any time on or after August 21, 2010 and are subject to repurchase at the option of the holder on August 15, 2008, August 15, 2010, August 15, 2013, and August 15, 2018, or upon the occurrence of certain events. The notes are unsecured and unsubordinated obligations of the Company.

The following table sets forth certain information regarding the Company’s outstanding indebtedness as of March 31, 2005:

	Amount in	% Of	Interest
	$000’s	Debt	Rate (2)	Maturity
Fixed Rate Debt:
Secured facility (1)	$340,000	68.0%	6.64%	2008
Conventional mortgages	74,961	15.0%	6.19%	2007 – 2009

Total fixed	414,961	83.0%	6.55%

Floating Rate Debt:
Secured facility (1)	10,000	2.0%	4.14%	2008

Total floating	10,000	2.0%	4.14%

Convertible Senior Notes	74,750	15.0%	5.38%	2023

Total debt	$499,711	100.0%	6.33%

(1)	Gives effect to interest rate swap agreements that have the effect of fixing the interest rate on $40 million of floating rate debt at approximately 4.62% through April 2007.

(2)	Weighted average

The Company’s primary market risk exposure relates to changes in interest rates associated with the variable rate portion of its secured credit facility and its bank line of credit. The Company had $10 million in variable rate debt outstanding at March 31, 2005, excluding amounts on which the interest rates are effectively fixed by floating-to-fixed interest rate swap agreements. A hypothetical 100 basis point increase in interest rates for the remainder of the year over the rates in effect at March 31, 2005, would result in an increase of interest expense and a corresponding decrease in income before discontinued operations and minority interest of approximately $75,000. This incorporates only those exposures that exist as of March 31, 2005, and does not consider exposures that could arise after that date such as additional borrowings.

The Company uses interest rate protection agreements to reduce the potential impact of increases in interest rates as required by the loan agreement covering its secured credit facility. The Company maintains two interest rate protection agreements for $139 million and $49.2 million, capping the Company’s exposure to LIBOR at 9.35% and 7.5%, respectively, through March 2007. In addition, the Company executed two $20 million floating-to-fixed interest rate swaps which effectively fix the interest rate on $40 million of floating rate debt under the secured facility at a blended rate of approximately 4.62%. The Company simultaneously sold two $20 million interest rate caps, capping the Company’s exposure to LIBOR at 9.35%. These interest rate protection agreements hedge interest payments consistent with the Company’s risk management objective and strategy to reduce exposure to variability in cash flows attributable to increases in LIBOR. At March 31, 2005, the Company had unrealized losses totaling $435,000 on derivative transactions, which, if terminated, would require a cash outlay. The Company presently has no intention to terminate these contracts.

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

The Company has an effective shelf registration statement on file with the SEC that provides for the issuance of up to $75 million in securities. The Company believes that it is prudent to maintain shelf registration capacity in order to facilitate future capital raising activities. In February 2004, the Company sold 1,410,000 of its common shares pursuant to its shelf registration in a private sale at a negotiated price of $24.80 per share. After the sale, approximately $40 million in securities remains available under the shelf registration statement. The net proceeds of approximately $34.7 million from the sale were used to pay down floating rate debt.

Management believes that the Company has and will have access to the capital resources necessary to adequately fund its business. At March 31, 2005, the Company had $371,000 in cash and cash equivalents and $10 million available under its working capital line of credit. The Company also had $138.2 million in unused capacity on its secured credit facility which it intends to use primarily to fund acquisitions as well as its on-going capital improvements program. In addition, another $40 million is available for acquisitions on its bank line of credit. The Company expects that adequate cash will be available to fund its operating and administrative expenses, normal capital expenditures, and debt service obligations in the foreseeable future. The Company’s dividends and distributions have historically been paid from cash provided by operations. The Company anticipates that such dividends and distributions will continue to be paid, on an annual basis, from cash provided by operations.

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

See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under Liquidity and Capital Resources for tables and a complete discussion of the Company’s interest rate sensitivity risk.

There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, internal control over financial reporting.

Part II: OTHER INFORMATION

Items 1 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

Item 6 – Exhibits

Exhibit
Number	Exhibit
10.1	Form of Severance Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K filed on February 8, 2005)

31.1	Rule 13a-14(a)/15d-14(a) Certifications– Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TOWN AND COUNTRY TRUST

Date: May 9, 2005	/s/ Alan W. Lasker

Alan W. Lasker
Senior Vice President and Chief Financial Officer
(Duly authorized signatory of The Town and Country Trust)