Form 10-Q
period 2005-06-30
TOWN & COUNTRY TRUST
filed 2005-08-03
CIK 906110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Common Shares of Beneficial Interest, $.01 par value, 17,577,432 outstanding as of August 3, 2005.

THE TOWN AND COUNTRY TRUST
FORM 10-Q
INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	3

Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2005 and 2004	4

Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2005 and 2004	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	20
PART II: OTHER INFORMATION

Item 1. Legal Proceedings	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Submission of Matters to a Vote of Security Holders	21
Item 5. Other Information	21
Item 6. Exhibits	21

Signature	22
EX-31.1 Certification
EX-31.2 Certification
EX-32.1 Certification
EX-32.2 Certification

PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
THE TOWN AND COUNTRY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Real estate:
Land	$103,325	$103,325
Buildings and improvements	724,697	708,175
Other	4,158	3,818

	832,180	815,318
Less accumulated depreciation	(282,231)	(271,984)

	549,949	543,334

Cash and cash equivalents	3,527	945
Restricted cash	2,520	2,390
Deferred financing costs, net	5,036	5,647
Other assets	9,221	9,768

Total assets	$570,253	$562,084

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$434,788	$415,132
5.375% Convertible Senior Notes	74,750	74,750
Notes payable — unsecured	—	2,000
Accrued interest	3,951	4,029
Accounts payable and other liabilities	9,699	9,537
Security deposits	3,485	3,327
Minority interest	5,364	6,592

Total liabilities	532,037	515,367

Shareholders’ equity:
Common shares of beneficial interest ($.01 par value), 500,000,000 shares authorized, 17,572,251 and 17,479,576 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	176	175
Additional paid-in capital	353,694	351,727
Distributions in excess of accumulated earnings	(310,667)	(300,372)
Deferred compensation — restricted stock	(4,488)	(3,799)
Other comprehensive loss	(499)	(1,014)

Total shareholders’ equity	38,216	46,717

Total liabilities and shareholders’ equity	$570,253	$562,084

See accompanying notes.

THE TOWN AND COUNTRY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenue
Rental income	$33,115	$31,297	$65,499	$62,068

Expenses
Operating expenses:
Real estate taxes and insurance	3,173	3,234	6,449	6,480
Utilities	1,885	1,718	4,349	3,931
Repairs and maintenance	4,285	4,088	8,049	7,547
Marketing and advertising	1,289	1,200	2,514	2,308
Management expense	1,724	1,583	3,466	3,327
Other	1,461	1,325	2,824	2,644

Total operating expenses	13,817	13,148	27,651	26,237

Real estate depreciation	6,205	11,644	12,304	17,037
Interest expense	8,419	8,325	16,691	16,306
General and administrative	1,321	1,316	3,072	3,078
Other depreciation and amortization	232	284	456	548
Gain on involuntary conversion	(171)	—	(171)	—

	29,823	34,717	60,003	63,206

Income (loss) before discontinued operations and minority interest	3,292	(3,420)	5,496	(1,138)
(Income) loss allocated to minority interest from continuing operations	(414)	433	(691)	136

Income (loss) from continuing operations	2,878	(2,987)	4,805	(1,002)

Income from discontinued operations before minority interest	—	894	—	945
Impairment of assets held for sale	—	(272)	—	(1,672)
(Income) loss allocated to minority interest from discontinued operations	—	(79)	—	97

Income (loss) from discontinued operations	—	543	—	(630)

Net income (loss)	$2,878	$(2,444)	$4,805	$(1,632)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.17	$(0.17)	$0.28	$(0.06)
Income (loss) from discontinued operations	—	0.03	—	(0.04)

Net income (loss)	$0.17	$(0.14)	$0.28	$(0.10)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.17	$(0.17)	$0.28	$(0.06)
Income (loss) from discontinued operations	—	0.03	—	(0.04)

Net income (loss)	$0.17	$(0.14)	$0.28	$(0.10)

Weighted average common shares outstanding — basic	17,163	17,018	17,152	16,745
Dilutive effect of outstanding options and restricted shares	284	—	278	—

Weighted average common shares outstanding — diluted	17,447	17,018	17,430	16,745

Dividends declared and paid per share outstanding	$0.43	$0.43	$0.86	$0.86

See accompanying notes.

THE TOWN AND COUNTRY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$4,805	$(1,632)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,370	18,210
Income (loss) allocated to minority interest	691	(233)
Amortization of unearned compensation	445	468
Impairment of assets held for disposition	—	1,672
Changes in operating assets and liabilities:
Increase in restricted cash	(130)	(50)
Decrease in other assets	753	2,439
Increase in accounts payable, other liabilities, accrued interest and security deposits	757	104

Net cash provided by operating activities	20,691	20,978

INVESTING ACTIVITIES
Proceeds from sale of discontinued operations	—	13,180
Capital expenditures, net	(19,580)	(16,282)

Net cash used in investing activities	(19,580)	(3,102)

FINANCING ACTIVITIES
Net borrowings (payments) on mortgage notes payable	19,656	(24,174)
Net payments on notes payable — unsecured	(2,000)	—
Proceeds from issuance of shares under the dividend reinvestment plan	64	83
Proceeds from exercise of share options	972	43
Issuance of common shares	—	34,745
Dividends paid to shareholders	(15,100)	(14,978)
Distributions to minority interest holders	(2,121)	(2,121)

Net cash provided by (used in) financing activities	1,471	(6,402)

Increase in cash and cash equivalents	2,582	11,474
Cash and cash equivalents at beginning of period	945	2,267

Cash and cash equivalents at end of period	$3,527	$13,741

Cash interest paid	$16,624	$16,035

See accompanying notes.

THE TOWN AND COUNTRY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited interim consolidated financial statements of The Town and Country Trust (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, do not include all of the information required by U.S. generally accepted accounting principles. Such financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position at June 30, 2005 and results of operations for the interim periods ended June 30, 2005 and 2004. Interim results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of results that may be expected for a full year. Certain previously reported amounts have been reclassified to conform to the current presentation. The accompanying financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
2. Real Estate
During the quarter ended June 30, 2004, the Company revised the estimated useful life on certain depreciable assets, principally carpet, to more closely approximate their economic lives based upon recent experience. Consequently, the Company recorded an additional depreciation charge of $5,701,000.
3. Discontinued Operations
At the end of 2003, the Company made the strategic decision to exit the Charlotte, North Carolina market. The first community was sold on June 18, 2004 for net proceeds of approximately $13.2 million. The sale of the second property was completed on August 5, 2004 for net proceeds of approximately $17.9 million. Based on the carrying value of each community and the anticipated net sales proceeds, the Company recorded impairment charges totaling approximately $1,672,000 during 2004. During 2004, the Company also recorded a $558,000 gain on involuntary conversion relating to insurance proceeds received in connection with fires at two of the communities sold in 2003.
The results of operations for these properties are classified on the Consolidated Statements of Operations as, “Discontinued Operations”. Unaudited condensed summary results of operations of the Charlotte apartment communities as well as the gain on involuntary conversion are as follows:

	Three Months	Six Months
	Ended	Ended
(in thousands)	June 30, 2004	June 30, 2004
Rental income	$927	$1,927
Operating expenses	(534)	(1,072)
Interest expense	(57)	(468)
Gain on involuntary conversion	558	558
Impairment of fixed assets	(272)	(1,672)

Income (loss) from discontinued operations, before minority interests	$622	$(727)

4. Stock-based compensation
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
The Company accounts for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurements principle of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, and other criteria are met, no compensation expense is recognized.
The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. SFAS No. 148 requires expanded disclosure regarding stock-based compensation in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements and does not have a financial impact on the Company’s financial statements.
In 1993 and 1997, the Company established long-term incentive plans for the purpose of attracting and retaining executive officers, other key personnel and non-employee trustees (the “Plans”). The Plans provide for the granting of restricted shares and share options (incentive and non-qualified) to purchase up to 1,950,000 common shares at prices not less than the fair market value at the date of grant. During the six months ended June 30, 2005, 8,000 options were granted at an option price of $27.69.
Pro forma information regarding net income and earnings per share as required by SFAS No. 148, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement, is set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share information)	2005	2004	2005	2004
Net income (loss), as reported	$2,878	$(2,444)	$4,805	$(1,632)
Add: Total stock compensation expense included in reported net income	202	245	389	468
Less: Total stock-based compensation expense determined under the fair value method for all awards	(202)	(268)	(399)	(518)

Pro forma net income (loss)	$2,878	$(2,467)	$4,795	$(1,682)

Earnings (loss) per share:
Basic, as reported	$0.17	$(0.14)	$0.28	$(0.10)
Basic, pro forma	$0.17	$(0.14)	$0.28	$(0.10)
Diluted, as reported	$0.17	$(0.14)	$0.28	$(0.10)
Diluted, pro forma	$0.17	$(0.14)	$0.28	$(0.10)
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
Minority interest is increased and decreased, respectively, for income and loss and distributions allocated to units held by outside interests. Periodically, the Company raises additional equity through the issuance of common shares and contributes the proceeds to The TC Operating Limited Partnership for an equivalent number of common units. The Company records adjustments to minority interest and shareholders’ equity to reflect the Company’s increased ownership in The TC Operating Limited Partnership. The minority interest was 12.31% and 12.40% at June 30, 2005 and 2004, respectively.
As of June 30, 2005 and 2004, there were 2,466,535 common units of The TC Operating Limited Partnership that were not held by the Company. These units are exchangeable by the holders into the Company’s common shares of beneficial interest on a one-for-one basis. This exchange right has not been considered in the computation of per share data, as it does not have a dilutive effect.
6. Financial Instruments
SFAS No. 133, “Accounting for Certain Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities, an amendment of Statement 133”, SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities, an amendment of Statement 133” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, was adopted by the Company on January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring all derivative financial instruments to be carried in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedge transaction. For derivative financial instruments that qualify as cash flow hedges, changes in fair value of the derivative instrument are reported as a component of other comprehensive income with the corresponding offset to other assets and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. For hedges where a change in the fair value of the derivative exceeds the change in the fair value of the hedged item, the ineffective portion, if any, is recognized in current period earnings. The Company uses derivative financial instruments in the normal course of business to limit its exposure to fluctuations in interest rates. The Company does not enter into derivative instruments for speculative purposes.
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
The Company maintains two interest rate protection agreements covering $139 million and $49.2 million, respectively, of variable rate debt associated with its secured credit facility. These protection agreements cap the Company’s exposure to LIBOR at 9.35% and 7.5%, respectively, through March 2007. The Company also has floating-to-fixed interest rate swaps which effectively fix the interest rate on $40 million of floating rate debt under the secured facility at a blended rate of approximately 4.64%. The Company, concurrent with the purchase of the interest rate swaps, sold two $20 million interest rate caps, capping the Company’s exposure to LIBOR at

9.35%. The interest rate protection agreements hedge interest payments consistent with the Company’s risk management objectives and strategy. The Company believes that each of these transactions qualifies as a cash flow hedge and thereby qualifies for hedge accounting under SFAS 133.
The following table presents the fair value of outstanding derivative financial instruments, based on external market quotations as of June 30, 2005:

	LIBOR
Notional Amount	Rate	Type of Contract	Effective Date	Contract Maturity	Fair Value
$139,000,000	9.35%	Cap	April, 2002	April, 2007	$—
$ 49,172,000	7.50%	Cap	April, 2003	April, 2007	$—
$(40,000,000)	9.35%	Cap	January, 2003	April, 2007	$—
$ 20,000,000	4.84%	Swap (Floating to Fixed)	January, 2003	April, 2007	$(326,000)
$ 20,000,000	3.48%	Swap (Floating to Fixed)	January, 2003	April, 2007	$139,000
The following is a summary of the derivative transactions for three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004
Net income (loss)	$2,878	$(2,444)	$4,805	$(1,632)
Other comprehensive (loss) income–unrealized (loss) gain on hedge instruments	(64)	1,233	515	763

Comprehensive income (loss)	$2,814	$(1,211)	$5,320	$(869)

Adjustment to net income (loss) related to the ineffective portion of hedge instruments	$(54)	$28	$(43)	$(20)

The Company expects to reclassify approximately $237,000 of unrealized losses into earnings in the next twelve months.
7. Contingencies
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
8. Subsequent Event
On August 1, 2005, the Board of Trustees declared a quarterly dividend of $0.43 per share, aggregating approximately $7,600,000. Concurrent with the payment of the dividend, a limited partnership ownership distribution of approximately $1,100,000 will be made to the minority interest holders. The dividend and distribution will be paid on September 9, 2005 to holders of record as of August 19, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The matters discussed herein include certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that such forward-looking statements be subject to the safe harbors created by such Acts. Words and phrases such as “looking ahead,” “we are confident,” “should be,” “will be,” “predicted,” “believe,” “expect,” “anticipate,” and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company’s current views regarding future events and financial performance but are subject to many known and unknown risks, uncertainties, and other factors relating to the Company’s operations and business environment which may cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following:
•	Interest rate fluctuations;

•	Competition for tenants and acquisitions from others, many of whom may have greater financial resources than the Company;

•	Changes in rental rates which may be charged by the Company in response to market rental rate changes or otherwise;

•	Changes in federal income tax laws and regulations;

•	Any changes in the Company’s capacity to acquire additional apartment properties and any changes in the Company’s financial condition or operating results due to the acquisition of additional apartment properties;

•	Unanticipated increases in rental expenses due to factors such as casualties to the Company’s apartment communities or adverse weather conditions in the geographic locations of the Company’s apartment properties;

•	Local economic and business conditions, including, without limitation, conditions that may affect public securities markets generally, the real estate investment trust industry, or the markets in which the Company’s apartment communities are located.
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
Overview
The following discussion is based primarily on the unaudited consolidated financial statements of The Town and Country Trust and its subsidiaries (collectively “the Company”) as of June 30, 2005 and for the three- and six- month periods ended June 30, 2005 and 2004. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
The Town and Country Trust owns an approximate 88% general partnership interest in The TC Operating Limited Partnership which, through wholly-owned subsidiary entities, holds the operating assets of the Company. The remaining 12% is owned by minority interest partners that hold limited partnership units, which are convertible by the holders into the Company’s common shares of beneficial interest on a one-for-one basis. The general and limited partnership interests in the TC Operating Limited Partnership are represented by Operating Partnership units (“OP Units”). At June 30, 2005, the Company owned 17,572,251 OP Units and the minority interests held 2,466,535 OP Units.
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
Real Estate
The Company capitalizes expenditures made to acquire new assets, substantially improve the value of an existing asset or extend an asset’s useful life. Any expenditure to repair or maintain an existing asset in normal operating condition is expensed as incurred.
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
Discontinued Operations
SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that the assets and liabilities and the results of operations of any communities that have been sold since January 1, 2002, or otherwise qualify as held for sale, be presented as discontinued operations in the Company’s Consolidated Financial Statements in both current and prior periods presented. The community specific components of net income that are presented as discontinued operations include net operating income, depreciation expense, minority interest, interest expense and gains or losses on involuntary conversion. In addition, the net gain or loss (including any impairment charge) on the disposition of communities held for sale is presented as discontinued operations. A change in presentation for discontinued operations would not have any impact on the Company’s financial conditions or results of operations. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less costs to sell, and would be presented separately in the Consolidated Balance Sheet. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets.
Hedge Accounting
The Company carries all derivative financial instruments as assets or liabilities on its balance sheets at fair value. Changes in fair value of these instruments, which qualify as cash flow hedges, are recorded as a component of other comprehensive income (loss). Any ineffective portion of the change in value is recorded to interest expense in current period earnings. Furthermore, should any change in management strategy, or other circumstance, cause an existing highly effective hedge to become entirely ineffective, the accumulated loss or gain in the value of the derivative instrument since its inception may be required to be immediately reclassified from the shareholders’ equity section of the balance sheet to the income statement.
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
Results of Operations
The Company’s results include the results of both continuing and discontinued operations. Income from Discontinued Operations in the accompanying statement of operations reflects the results of operations of two apartment communities (580 apartment homes) that were sold during 2004. The Company has had no acquisition activity since the beginning of 2004 and therefore results for the Company’s continuing operations, consisting of 13,065 apartment homes, represent results on a “Same Store” basis.
Three Months ended June 30, 2005 and 2004
The Company recorded net income for the three months ended June 30, 2005 of $2,878,000, or $0.17 per diluted share, an increase of $5,322,000 from net loss of $2,444,000 or $0.14 per diluted share, for the three months ended June 30, 2004. Included in the net loss for 2004 is a charge for additional depreciation of $5,701,000 relating to the Company’s change in the estimated useful lives of certain depreciable assets, principally carpet, to more closely approximate their current economic lives based on recent experience. Also included in the net loss for 2004 is income from discontinued operations of $543,000. Net income for the three months ended June 30, 2005 includes a $171,000 gain on involuntary conversion relating to insurance proceeds received related to a fire at one of the Company’s apartment communities.

Continuing Operations
Operating results for the Company’s portfolio are set forth in the table below:

	Three Months Ended June 30,
(in thousands)	2005	2004	Change

Rental income	$33,115	$31,297	$1,818	5.8%
Operating expenses	13,817	13,148	669	5.1%

Net operating income	$19,298	$18,149	$1,149	6.3%

The Company uses net operating income (NOI) to measure the operating results of its communities and to compare the operating performance of single assets or groups of assets. The Company defines NOI as property rental income less property operating expenses and does not include general and administrative expenses, interest expense, depreciation and amortization, discontinued operations, or gains/losses on sales and involuntary conversion of properties. However, this performance measure is not intended as a replacement for net income determined in accordance with U.S. GAAP. NOI is widely used by management and investors in the real estate industry in connection with the valuation of income-producing real estate and as a supplemental measure of operating performance. NOI measures presented by the Company may not be comparable to other similarly titled measures of other companies.
A reconciliation between net income and net operating income is as follows:

	Three Months Ended
	June 30,
(in thousands)	2005	2004
Net operating income	$19,298	$18,149
Add (deduct):
Real estate depreciation	(6,205)	(11,644)
Interest expense	(8,419)	(8,325)
General and administrative	(1,321)	(1,316)
Other depreciation and amortization	(232)	(284)
Gain on involuntary conversion	171	—
Income from discontinued operations	—	622
(Income) loss allocated to minority interest	(414)	354

Net income (loss)	$2,878	$(2,444)

Rental income for the three months ended June 30, 2005 grew by $1,818,000, or 5.8%, primarily attributable to an average rental rate increase of 6.2%. Occupancy and average rent statistics for the Company’s operating markets are as follows:

	% of	Average Monthly Rent				Occupancy
	Portfolio(1)	2005	2004	Change	2005	2004	Change
Baltimore, Maryland	38.2%	$864	$809	6.8%	91.2%	91.4%	(0.2)%
Metropolitan Washington DC
Northern Virginia	16.5%	1,162	1,095	6.1%	93.0%	94.5%	(1.5)%
Maryland Suburbs	9.5%	973	930	4.6%	91.1%	94.5%	(3.4)%
Pennsylvania	15.9%	678	653	3.8%	91.5%	90.1%	1.4%
Orlando, Florida	7.1%	770	714	7.8%	95.4%	93.8%	1.6%
Sarasota/Bradenton, Florida	5.7%	798	755	5.7%	97.2%	94.6%	2.6%
Newark, Delaware	3.7%	920	844	9.0%	94.5%	92.0%	2.5%
Palm Beach Gardens, Florida	3.4%	945	898	5.2%	95.6%	93.3%	2.3%

Same Store Total	100.0%	$889	$837	6.2%	92.5%	92.7%	(0.2)%

(1) Based on number of apartment homes

Operating expenses for the three months ended June 30, 2005 increased $669,000, or 5.1%, to $13,817,000 from $13,148,000 for the three months ended June 30, 2004. Utilities increased $167,000, or 9.7%, to $1,885,000 from $1,718,000 due to rate increases for the purchase of electric, natural gas and water. Repairs and maintenance increased $197,000, or 4.8%, to $4,285,000 from $4,088,000, due primarily to increased costs associated with the turnover process. Management expense increased $141,000, or 8.9%, to $1,724,000 from $1,583,000 due to personnel related costs including payroll and training and other professional fees. Other expenses increased $136,000, or 10.3%, to $1,461,000 from $1,325,000 as the Company experienced increases in payroll and related costs and a $45,000 fee related to the termination of a contract with a cable television provider. As a result, net operating income increased $1,149,000, or 6.3%, to $19,298,000 from $18,149,000.
Interest Expense
Interest expense increased $94,000, or 1.1%, to $8,419,000 from $8,325,000 last year. This reflects an increase in the weighted average debt and weighted average interest rate attributable to the Company’s average amount of continuing debt outstanding, excluding the Company’s Senior Notes. The weighted average debt outstanding for the second quarter increased from $423.5 million to $425.2 million. The weighted average interest rate increased to 6.50% compared to 6.43% for the second quarter last year.
Discontinued Operations
While the Company had no discontinued operations in 2005, for the three months ended June 30, 2004, the Company reported income from discontinued operations of $543,000, net of minority interest of $79,000. The results from discontinued operations for the second quarter 2004 include a $272,000 impairment charge before minority interest and a $558,000 gain on involuntary conversion related to insurance proceeds received in connection with fires at properties sold in 2003.
Six Months ended June 30, 2005 and 2004
The Company recorded net income for the six months ended June 30, 2005 of $4,805,000, or $0.28 per diluted share, an increase of $6,437,000 from a net loss of $1,632,000, or $0.10 per diluted share, for the six months ended June 30, 2004. Included in the net loss for 2004, is a charge for additional depreciation of $5,701,000 relating to the Company’s change in the estimated useful lives of certain depreciable assets, principally carpet, to more closely approximate their current economic lives based on recent experience. Also included in the net loss for 2004 is a loss from discontinued operations of $630,000. Net income for the six months ended June 30, 2005 includes a $171,000 gain on involuntary conversion relating to insurance proceeds received related to a fire at one of the Company’s apartment communities.
Continuing Operations
Operating results for the Company’s portfolio are set forth in the table below:

	Six Months Ended June 30,
(in thousands)	2005	2004	Change

Rental income	$65,499	$62,068	$3,431	5.5%
Operating expenses	27,651	26,237	1,414	5.4%

Net operating income	$37,848	$35,831	$2,017	5.6%

The Company uses net operating income (NOI) to measure the operating results of its communities and to compare the operating performance of single assets or groups of assets. The Company defines NOI as property rental income less property operating expenses and does not include general and administrative expenses, interest expense, depreciation and amortization, discontinued operations, or gains/losses on sales and involuntary conversion of properties. However, this performance measure is not intended as a replacement for net income determined in accordance with U.S. GAAP. NOI is widely used by management and investors in the real estate industry in connection with the valuation of income-producing real estate and as a supplemental measure of operating performance. NOI measures presented by the Company may not be comparable to other similarly titled measures of other companies.

A reconciliation between net income and net operating income is as follows:

	Six Months Ended June 30,
(in thousands)	2005	2004

Net operating income	$37,848	$35,831
Add (deduct):
Real estate depreciation	(12,304)	(17,037)
Interest expense	(16,691)	(16,306)
General and administrative	(3,072)	(3,078)
Other depreciation and amortization	(456)	(548)
Gain on involuntary conversion	171	—
Loss from discontinued operations	—	(727)
(Income) loss allocated to minority interest	(691)	233

Net income (loss)	$4,805	$(1,632)

Rental income for the six months ended June 30, 2005, grew by $3,431,000, or 5.5%, primarily attributable to an average rental rate increase of 5.5%. Occupancy and average rent statistics for the Company’s operating markets are as follows:

	% of	Average Monthly Rent			Occupancy
	Portfolio (1)	2005	2004	Change	2005	2004	Change

Baltimore, Maryland	38.2%	$856	$804	6.5%	90.7%	91.4%	(0.7)%
Metropolitan Washington DC
Northern Virginia	16.5%	1,156	1,091	6.0%	92.2%	93.8%	(1.6)%
Maryland Suburbs	9.5%	967	930	4.0%	91.1%	93.2%	(2.1)%
Pennsylvania	15.9%	675	651	3.7%	91.1%	90.2%	0.9%
Orlando, Florida	7.1%	760	716	6.1%	95.7%	93.4%	2.3%
Sarasota/Bradenton, Florida	5.7%	791	753	5.0%	97.7%	94.8%	2.9%
Newark, Delaware	3.7%	909	861	5.6%	95.6%	90.0%	5.6%
Palm Beach Gardens, Florida	3.4%	937	897	4.5%	96.3%	94.3%	2.0%

Same Store Total	100.0%	$881	$835	5.5%	92.2%	92.3%	(0.1)%

(1)	Based on number of apartment homes
Operating expenses for the six months ended June 30, 2005, increased $1,414,000, or 5.4%, to $27,651,000 from $26,237,000 for the six months ended June 30, 2004. Repairs and maintenance increased $502,000, or 6.7%, to $8,049,000 from $7,547,000, due primarily to costs associated with the turnover process and increased payroll. Utilities increased $418,000, or 10.6%, to $4,349,000 from $3,931,000 due to rate increases for the purchase of electric, natural gas and water. Marketing and advertising increased $206,000, or 8.9%, from $2,514,000 to $2,308,000, due to additional print and internet advertising to counteract increased vacancy in certain markets and to promote recently renovated properties. Other operating expenses increased $180,000, or 6.8%, to $2,824,000 from $2,644,000 as the Company experienced increases in payroll related costs and a $45,000 fee related to the termination of a contract with a cable television provider. As a result, net operating income increased $2,017,000, or 5.6%, to $37,848,000 from $35,831,000.
Interest Expense
Interest expense increased $385,000, or 2.4%, to $16,691,000 from $16,306,000 last year. This reflects an increase in the weighted average debt and weighted average interest rate attributable to the Company’s average amount of continuing debt outstanding, excluding the Company’s Senior Notes. The weighted average debt outstanding for the six months increased from $421.4 million to $425.1 million. The weighted average interest rate increased to 6.45% as compared to 6.34% for the first half of last year.
Discontinued Operations
While the Company had no discontinued operations in 2005, for the six months ended June 30, 2004, the Company reported a loss from discontinued operations of $630,000, net of minority interest of $97,000. The results from discontinued operations for 2004 include a $1,672,000 impairment charge before minority interest and a $558,000 gain on involuntary conversion related to insurance proceeds received related to fires at properties sold in 2003.
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
A reconciliation between net income and FFO is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004
Net income (loss)	$2,878	$(2,444)	$4,805	$(1,632)
Income (loss) allocated to minority interest	414	(354)	691	(233)
Real estate depreciation	6,205	11,644	12,304	17,037
Gain on involuntary conversion	(171)	(558)	(171)	(558)

Funds from operations (1)	$9,326	$8,288	$17,629	$14,614

(1)	For the three-month and six-month periods ended June 30, 2004, FFO includes $272,000 and $1,672,000, respectively, of impairment charges on the properties sold during 2004.
Liquidity and Capital Resources
A summary of the Company’s cash flow activities is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004
Net cash provided by operating activities	$12,620	$12,736	$20,691	$20,978
Net cash (used in) provided by investing activities	(10,874)	3,979	(19,580)	(3,102)
Net cash provided by (used in) financing activities	1,410	(8,668)	1,471	(6,402)
Operating activities provided unrestricted cash for the six months ended June 30, 2005 of $20,691,000, compared to $20,978,000 for the six months ended June 30, 2004. Cash used in investing activities in the six months ended June 30, 2004, is net of proceeds from the sale of discontinued operations of $13,180,000. In addition, net cash used in investing activities has increased as compared to the first half of 2004 as a result of the continued interior/exterior renovation programs at six of the Company’s communities. This program is expected to continue over the foreseeable future. During 2005, the Company borrowed an additional $20 million under its secured facility, while in 2004, using the proceeds from a common share offering, paid down debt under the secured facility. As a result, during the first half of 2005, financing activities provided $1,471,000 while financing activities for the first half of 2004 used $6,402,000.
The Company makes capital improvements to certain of its properties. These capital improvements include expenditures that increase the value and extend the useful life of an asset. Expenditures for ordinary repairs and maintenance are expensed as incurred. Normal, recurring capital expenditures generally relate to items having economic lives of 10 years or less and include the replacement of appliances, carpeting and tile plus other recurring capital expenditures such as landscaping, parking lot sealing and striping, HVAC equipment and various interior and exterior building improvements. The Company also makes certain expenditures that are considered to be non-recurring or revenue-enhancing in nature and generally relate either to (i) items having economic lives of more than 10 years or (ii) renovation projects such as the modernization of kitchen and bathrooms, new building entrances and windows, new business and fitness centers, and the addition of new appliances such as washers and dryers. In conjunction with certain of these renovation projects, the Company enters into commitments to purchase goods and services with vendors performing the work. As of June 30, 2005, the Company had commitments of $9,271,000 for work to be performed under these contracts. The Company finances its capital improvements through its revolving credit facilities and working capital. Interest expense includes interest on debt incurred to fund the Company’s renovation program, while the related increase in rents will be realized over time as upgraded units are leased or renewed at higher rates. The following table details these expenditures for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005		2004
(in thousands except per unit data)	Amount	Per Unit	Amount	Per Unit

Recurring	$2,805	$215	$3,365	$247
Non-recurring	16,217	1,241	12,700	932

Total capital*	$19,022	$1,456	$16,065	$1,179

*	Total capital for the six months ended June 30, 2005 and 2004, does not include $676,000 and $350,000, respectively, related to the Company’s corporate offices.
The Company has a credit facility with Fannie Mae of $488.2 million. This secured facility matures in 2008. At June 30, 2005, outstanding borrowings under the facility were $360 million. Of the $360 million, $300 million bears interest at a fixed rate of 6.91%. The remaining $60 million outstanding has a weighted-average variable rate of 3.77% at June 30, 2005 and can be converted to a fixed-rate term loan at the Company’s option. The Company is party to floating-to-fixed interest rate swaps that effectively fix the interest rate on $40 million of this floating rate debt, changing the weighted average rate on its floating rate debt at June 30, 2005 to 4.46%.
The Company has a $50 million bank line of credit. Advances under the line bear interest at 120 basis points over LIBOR and are due on demand. Up to $10 million of the line may be used for working capital purposes and $40 million may be used to fund acquisitions. This line of credit matures in October 2005. The Company has the option to extend the line through October 2007. At June 30, 2005, no amounts were outstanding under the line.
The Company has $74.75 million aggregate principal amount of 5.375% Convertible Senior Notes outstanding. The notes mature on August 15, 2023 and are convertible into the Company’s common shares under certain circumstances, including if the share price exceeds $30.61 for a specified period of time. The initial conversion rate of the notes is 39.20185 per $1,000 principal amount of notes (equivalent to $25.51 per share). The conversion rate will be adjusted under certain circumstances, including stock splits, stock dividends and increases in the dividend rate over the quarterly rate of $0.43 per share. The shares are considered in diluted earnings per share when the effect of including the assumed conversion of the debt is dilutive to earnings per share from continuing operations. The notes are redeemable at the Company’s option for shares or cash at any time on or after August 21, 2010 and are subject to repurchase at the option of the holder on August 15, 2008, August 15, 2010, August 15, 2013, and August 15, 2018, or upon the occurrence of certain events. The notes are unsecured and unsubordinated obligations of the Company.

The following table sets forth certain information regarding the Company’s outstanding indebtedness as of June 30, 2005:

	Amount in	% Of	Interest
	$000’s	Debt	Rate (2)	Maturity
Fixed Rate Debt:
Secured facility (1)	$340,000	66.7%	6.64%	2008
Conventional mortgages	74,788	14.7%	6.19%	2007 – 2009

Total fixed	414,788	81.4%	6.55%

Floating Rate Debt:
Secured facility (1)	20,000	3.9%	4.18%	2008

Total floating	20,000	3.9%	4.18%

Convertible Senior Notes	74,750	14.7%	5.38%	2023

Total debt	$509,538	100.0%	6.29%

(1)	Gives effect to interest rate swap agreements that have the effect of fixing the interest rate on $40 million of floating rate debt at approximately 4.64% through April 2007.

(2)	Weighted average
The Company’s primary market risk exposure relates to changes in interest rates associated with the variable rate portion of its secured credit facility and its bank line of credit. The Company had $20 million in variable rate debt outstanding at June 30, 2005, excluding amounts on which the interest rates are effectively fixed by floating-to-fixed interest rate swap agreements. The interest rate on this debt is fixed through December 2005 and therefore, the Company has no exposure to fluctuation in interest rates for the remainder of 2005. This incorporates only those exposures that exist as of June 30, 2005, and does not consider exposures that could arise after that date such as additional borrowings.
The Company uses interest rate protection agreements to reduce the potential impact of increases in interest rates as required by the loan agreement covering its secured credit facility. The Company maintains two interest rate protection agreements for $139 million and $49.2 million, capping the Company’s exposure to LIBOR at 9.35% and 7.5%, respectively, through March 2007. In addition, the Company executed two $20 million floating-to-fixed interest rate swaps that effectively fix the interest rate on $40 million of floating rate debt under the secured facility at a blended rate of approximately 4.64%. The Company simultaneously sold two $20 million interest rate caps, capping the Company’s exposure to LIBOR at 9.35%. These interest rate protection agreements hedge interest payments consistent with the Company’s risk management objective and strategy to reduce exposure to variability in cash flows attributable to increases in LIBOR. At June 30, 2005, the Company had unrealized losses totaling $499,000 on derivative transactions, which, if terminated, would require a cash outlay of $187,000. The Company presently has no intention to terminate these contracts.
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
Management believes that the Company has and will have access to the capital resources necessary to adequately fund its business. At June 30, 2005, the Company had $3,527,000 in cash and cash equivalents and $10 million available under its working capital line of credit. The Company also had $128.2 million in unused capacity on its secured credit facility which it intends to use primarily to fund acquisitions as well as its on-going capital improvements program. In addition, another $40 million is available for acquisitions on its bank line of credit. The Company expects that adequate cash will be available to fund its operating and administrative expenses, normal capital expenditures, and debt service obligations in the foreseeable future. The Company’s dividends and distributions have historically been paid from cash provided by operations. The Company anticipates that such dividends and distributions will continue to be paid, on an annual basis, from cash provided by operations.
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
Item 4. Controls and Procedures
As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, internal control over financial reporting.

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

THE TOWN AND COUNTRY TRUST

Date: August 3, 2005	/s/ Alan W. Lasker

Alan W. Lasker
Senior Vice President and Chief Financial Officer
(Duly authorized signatory of The Town and Country Trust)