Form 10-Q
period 2005-09-30
TOWN & COUNTRY TRUST
filed 2005-11-03
CIK 906110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Shares of Beneficial Interest, $.01 par value, 17,582,816 outstanding as of November 4, 2005.

THE TOWN AND COUNTRY TRUST
FORM 10-Q
INDEX

		PAGE
	PART I: FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	3

	Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2005 and 2004	4

	Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2005 and 2004	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

	PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

Signature		23
EX-31.1 Rule 13A-14(A)/15D-14(A) Certifications CEO
EX-31.2 Rule 13A-14(A)/15D-14(A) Certifications CFO
EX-32.1 Section 1350 Certifications CEO
EX-32.2 Section 1350 Certifications CFO

PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
THE TOWN AND COUNTRY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Real estate:
Land	$101,160	$101,160
Buildings and improvements	713,234	688,448
Other	4,357	3,750

	818,751	793,358
Less accumulated depreciation	(285,610)	(270,946)

	533,141	522,412

Real estate and other assets held for disposition	20,870	21,188
Cash and cash equivalents	2,412	945
Restricted cash	2,570	2,390
Deferred financing costs, net	4,686	5,531
Other assets	13,186	9,618

Total assets	$576,865	$562,084

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$439,631	$407,856
5.375% Convertible Senior Notes	74,750	74,750
Notes payable – unsecured	—	2,000
Mortgage debt and other liabilities held for disposition	8,113	7,409
Accrued interest	2,872	3,984
Accounts payable and other liabilities	9,123	9,510
Security deposits	3,390	3,266
Minority interest	4,796	6,592

Total liabilities	542,675	515,367

Shareholders’ equity:
Common shares of beneficial interest ($.01 par value), 500,000,000 shares authorized, 17,582,584 and 17,479,576 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	176	175
Additional paid-in capital	353,825	351,727
Distributions in excess of accumulated earnings	(315,416)	(300,372)
Deferred compensation – restricted stock	(4,257)	(3,799)
Other comprehensive loss	(138)	(1,014)

Total shareholders’ equity	34,190	46,717

Total liabilities and shareholders’ equity	$576,865	$562,084

See accompanying notes.

THE TOWN AND COUNTRY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues:
Rental income	$33,394	$31,370	$97,715	$92,254

Expenses:
Operating expenses:
Real estate taxes and insurance	3,240	3,140	9,521	9,451
Utilities	1,881	1,674	6,175	5,552
Repairs and maintenance	4,513	4,701	12,387	12,067
Marketing and advertising	1,399	1,231	3,822	3,458
Management expense	1,632	1,633	5,088	4,950
Other	1,559	1,412	4,313	3,944

Total operating expenses	14,224	13,791	41,306	39,422

Real estate depreciation	6,175	5,837	18,151	22,569
Interest expense	8,325	8,134	24,749	24,182
General and administrative	1,279	1,341	4,351	4,420
Other depreciation and amortization	219	258	675	806
Gain on involuntary conversion	—	—	(171)	—

	30,222	29,361	89,061	91,399

Income before discontinued operations and minority interest	3,172	2,009	8,654	855
Income allocated to minority interest from continuing operations	(399)	(254)	(1,088)	(116)

Income from continuing operations	2,773	1,755	7,566	739

Income (loss) from discontinued operations before impairment of assets, gain on involuntary conversion and minority interest	43	(13)	57	390
Impairment of assets held for sale and gain on involuntary conversion	—	—	—	(1,114)
(Income) loss allocated to minority interest from discontinued operations	(5)	1	(7)	96

Income (loss) from discontinued operations	38	(12)	50	(628)

Net income	$2,811	$1,743	$7,616	$111

Basic earnings per share:
Income from continuing operations	$0.16	$0.10	$0.44	$0.04
Loss from discontinued operations	—	—	—	(0.03)

Net income	$0.16	$0.10	$0.44	$0.01

Diluted earnings per share:
Income from continuing operations	$0.16	$0.10	$0.44	$0.04
Loss from discontinued operations	—	—	—	(0.03)

Net income	$0.16	$0.10	$0.44	$0.01

Weighted average common shares outstanding – basic	17,177	17,022	17,160	16,838
Dilutive effect of outstanding options and restricted shares	298	292	290	295

Weighted average common shares outstanding – diluted	17,475	17,314	17,450	17,133

Dividends declared and paid per share outstanding	$0.43	$0.43	$1.29	$1.29

See accompanying notes.

THE TOWN AND COUNTRY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$7,616	$111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,721	24,259
Depreciation on assets held for disposition	489	508
Income allocated to minority interest	1,095	20
Amortization of unearned compensation	677	686
Impairment of assets held for disposition	—	1,672
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(180)	50
Increase in other assets	(3,582)	(1,910)
Decrease in accounts payable, other liabilities, accrued interest and security deposits	(500)	(171)

Net cash provided by operating activities	25,336	25,225

INVESTING ACTIVITIES
Proceeds from sale of discontinued operations	—	31,072
Capital expenditures, net	(29,713)	(25,657)

Net cash (used in) provided by investing activities	(29,713)	5,415

FINANCING ACTIVITIES
Net borrowings (payments) on mortgage notes payable	32,481	(35,492)
Net borrowings on notes payable – unsecured	(2,000)	—
Payments of deferred financing costs	(50)	(60)
Proceeds from issuance of shares under the dividend reinvestment plan	96	132
Proceeds from exercise of share options	1,159	185
Issuance of common shares	—	34,745
Dividends paid to shareholders	(22,660)	(22,469)
Distributions to minority interest holders	(3,182)	(3,182)

Net cash provided by (used in) financing activities	5,844	(26,141)

Increase in cash and cash equivalents	1,467	4,499
Cash and cash equivalents at beginning of period	945	2,267

Cash and cash equivalents at end of period	$2,412	$6,766

Cash interest paid	$26,077	$25,079

See accompanying notes.

THE TOWN AND COUNTRY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited interim consolidated financial statements of The Town and Country Trust (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, do not include all of the information required by U.S. generally accepted accounting principles. Such financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position at September 30, 2005 and results of operations for the interim periods ended September 30, 2005 and 2004. Interim results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of results that may be expected for a full year. Certain previously reported amounts have been reclassified to conform to the current presentation. The accompanying financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
2. Real Estate
During the quarter ended June 30, 2004, the Company revised the estimated useful life on certain depreciable assets, principally carpet, to more closely approximate their economic lives based upon recent experience. Consequently, the Company recorded an additional depreciation charge of $5,701,000.
3. Discontinued Operations
One apartment community is currently under contract for sale and classified in the Company’s balance sheets as “Real estate and other assets held for disposition” as of September 30, 2005 and December 31, 2004. At the end of 2003, the Company made the strategic decision to exit the Charlotte, North Carolina market. The first community was sold on June 18, 2004 for net proceeds of approximately $13.2 million. The sale of the second property was completed on August 5, 2004 for net proceeds of approximately $17.9 million. Based on the carrying value of each community and the net sales proceeds, the Company recorded impairment charges totaling approximately $1,672,000 during 2004. During 2004, the Company also recorded a $558,000 gain on involuntary conversion relating to insurance proceeds received in connection with fires at two of the communities sold in 2003.
The results of operations for these properties are classified on the Consolidated Statements of Operations as, “Discontinued Operations”. Unaudited condensed summary results of operations of the Baltimore apartment community held for sale at September 30, 2005 and the Charlotte apartment communities, including the gain on involuntary conversion, are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2005	2004	2005	2004
Rental income	$629	$807	$1,806	$3,917
Operating expenses	(315)	(522)	(884)	(2,198)
Depreciation expense	(135)	(165)	(463)	(470)
Interest expense	(136)	(133)	(402)	(859)
Gain on involuntary conversion	—	—	—	558
Impairment of fixed assets	—	—	—	(1,672)

Income (loss) from discontinued operations, before minority interests	$43	$(13)	$57	$(724)

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
In 1993 and 1997, the Company established long-term incentive plans for the purpose of attracting and retaining executive officers, other key personnel and non-employee trustees (the “Plans”). The Plans provide for the granting of restricted shares and share options (incentive and non-qualified) to purchase up to 1,950,000 common shares at prices not less than the fair market value at the date of grant. During the nine months ended September 30, 2005, 8,000 options were granted at an option price of $27.69 and 4,000 options were granted at an option price of $27.41.
Pro forma information regarding net income and earnings per share as required by SFAS No. 148, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement, is set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share information)	2005	2004	2005	2004
Net income, as reported	$2,811	$1,743	$7,616	$111
Add: Total stock compensation expense included in reported net income	203	218	592	686
Less: Total stock-based compensation expense determined under the fair value method for all awards	(208)	(239)	(607)	(757)

Pro forma net income	$2,806	$1,722	$7,601	$40

Earnings per share:
Basic, as reported	$0.16	$0.10	$0.44	$0.01
Basic, pro forma	$0.16	$0.10	$0.44	$0.00
Diluted, as reported	$0.16	$0.10	$0.44	$0.01
Diluted, pro forma	$0.16	$0.10	$0.44	$0.00
For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. All options outstanding at September 30, 2005 are fully vested.

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
Minority interest is increased and decreased, respectively, for income and loss and distributions allocated to units held by outside interests. Periodically, the Company raises additional equity through the issuance of common shares and contributes the proceeds to The TC Operating Limited Partnership for an equivalent number of common units. The Company records adjustments to minority interest and shareholders’ equity to reflect the Company’s increased ownership in The TC Operating Limited Partnership. The minority interest was 12.30% and 12.40% at September 30, 2005 and 2004, respectively.
As of September 30, 2005 and 2004, there were 2,466,535 common units of The TC Operating Limited Partnership that were not held by the Company. These units are exchangeable by the holders into the Company’s common shares of beneficial interest on a one-for-one basis. This exchange right has not been considered in the computation of per share data, as it does not have a dilutive effect.
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
The Company maintains two interest rate protection agreements covering $139 million and $49.2 million, respectively, of variable rate debt associated with its secured credit facility. These protection agreements cap the Company’s exposure to LIBOR at 9.35% and 7.5%, respectively, through March 2007. The Company also has floating-to-fixed interest rate swaps which effectively fix the interest rate on $40 million of floating rate debt under the secured facility at a blended rate of approximately 4.68%. The Company, concurrent with the purchase of the interest rate swaps, sold two $20 million interest rate caps, capping the Company’s exposure to LIBOR at 9.35%. The interest rate protection agreements hedge interest payments consistent with the Company’s risk management objectives and strategy. The Company believes that each of these transactions qualifies as a cash flow hedge and thereby qualifies for hedge accounting under SFAS 133.
The following table presents the fair value of outstanding derivative financial instruments, based on external market quotations as of September 30, 2005:

	LIBOR
Notional Amount	Rate	Type of Contract	Effective Date	Contract Maturity	Fair Value
$139,000,000	9.35%	Cap	April, 2002	April, 2007	$—
$ 49,172,000	7.50%	Cap	April, 2003	April, 2007	$—
$(40,000,000)	9.35%	Cap	January, 2003	April, 2007	$—
$ 20,000,000	4.84%	Swap (Floating to Fixed)	January, 2003	April, 2007	$(111,000)
$ 20,000,000	3.48%	Swap (Floating to Fixed)	January, 2003	April, 2007	$286,000
The following is a summary of the derivative transactions for three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Net income	$2,811	$1,743	$7,616	$111
Other comprehensive income (loss) –unrealized gain (loss) on hedge instruments	361	(304)	876	459

Comprehensive income	$3,172	$1,439	$8,492	$570

Adjustment to net income related to the ineffective portion of hedge instruments	$11	$(3)	$(32)	$(23)

The Company expects to reclassify approximately $281,000 of unrealized losses into earnings in the next twelve months.
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
8. Subsequent Events
On November 1, 2005, the Board of Trustees declared a quarterly dividend of $0.43 per share, aggregating approximately $7,600,000. Concurrent with the payment of the dividend, a limited partnership ownership distribution of approximately $1,100,000 will be made to the minority interest holders. The dividend and distribution will be paid on December 9, 2005 to holders of record as of November 18, 2005.

On October 6, 2005, the Company acquired an apartment community in Bear, Delaware, a suburb of Wilmington, Delaware that contains 264 garden-style apartments and one townhome for approximately $41.6 million including acquisition costs. The property was acquired through an intermediary in anticipation of the completion of a like-kind exchange under Section 1031 of the Internal Revenue Code. The Company funded the acquisition using its existing credit facilities.
In October 2005, the Company entered into an agreement to sell an apartment community in Baltimore, Maryland. The contract contains certain contingencies, and therefore, the Company has no assurance that this transaction will occur. This community is currently classified as held for disposition on the Company’s balance sheets. This transaction will complete the like-kind exchange transaction discussed in the paragraph above.

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
Overview
The following discussion is based primarily on the unaudited consolidated financial statements of The Town and Country Trust and its subsidiaries (collectively “the Company”) as of September 30, 2005 and for the three- and nine- month periods ended September 30, 2005 and 2004. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
The Town and Country Trust owns an approximate 88% general partnership interest in The TC Operating Limited Partnership which, through wholly-owned subsidiary entities, holds the operating assets of the Company. The remaining 12% is owned by minority interest partners that hold limited partnership units, which are convertible by the holders into the Company’s common shares of beneficial interest on a one-for-one basis. The general and limited partnership interests in the TC Operating Limited Partnership are represented by Operating Partnership units (“OP Units”). At September 30, 2005, the Company owned 17,582,584 OP Units and the minority interests held 2,466,535 OP Units.
The Town and Country Trust, organized in 1993, is a real estate investment trust (“REIT”) focused on the ownership and operation of 37 multifamily apartment communities with 12,918 apartment homes classified as real estate held for investment and one apartment community with 157 apartment homes classified as held for disposition in selected markets in the Mid-Atlantic region of the U. S. and Florida. The Company seeks to acquire additional apartments in certain of its existing markets, particularly in the Greater Washington, D. C. and Baltimore metropolitan areas and in Florida. The Company is also interested in pursuing multifamily investment opportunities in other “high barrier to entry” markets within its operating region. In addition, the Company continues to evaluate its portfolio for communities and/or submarkets that may no longer match its long-term strategy. In 2004, the Company exited the Charlotte, North Carolina market through the strategic disposition of its two apartment communities located there. On October 6, 2005, the Company acquired an apartment community consisting of 264 apartment homes and one townhome in Bear, Delaware for approximately $41.6 million including acquisition costs.
In October 2005, the Company entered into an agreement to sell an apartment community in Baltimore, Maryland. This community is currently classified as held for disposition on the Company’s balance sheets.
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
Results of Operations
The Company’s results include the results of both continuing and discontinued operations. “Income from Discontinued Operations” in the accompanying statement of operations reflect the operations of a community under contract for sale in Baltimore, Maryland (147 apartment homes) and two apartment communities (580 apartment homes) that were sold in the first six months during 2004. Continuing operations consist only of “Same Store” results and reflect the results from 12,918 apartment homes owned and operated throughout both 2005 and 2004.
Three Months ended September 30, 2005 and 2004
The Company recorded net income for the three months ended September 30, 2005 of $2,811,000, or $0.16 per diluted share, an increase of $1,068,000 from net income of $1,743,000 or $0.10 per diluted share, for the three months ended September 30, 2004. The results for 2004 include expenses aggregating $573,000 relating to damage sustained in Florida during the 2004 hurricane season.

Continuing Operations – Same Store Communities
Operating results for the Company’s Same Store communities are set forth in the table below:

	Three Months Ended September 30,
(in thousands)	2005	2004	Change

Rental income	$33,394	$31,370	$2,024	6.5%
Operating expenses	14,224	13,791	433	3.1%

Net operating income	$19,170	$17,579	$1,591	9.1%

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
A reconciliation between net income and net operating income is as follows:

	Three Months Ended
	September 30,
(in thousands)	2005	2004
Same Store net operating income	$19,170	$17,579
Add (deduct):
Real estate depreciation	(6,175)	(5,837)
Interest expense	(8,325)	(8,134)
General and administrative	(1,279)	(1,341)
Other depreciation and amortization	(219)	(258)
Income (loss) from discontinued operations	43	(13)
Income allocated to minority interest	(404)	(253)

Net income	$2,811	$1,743

Rental income for the three months ended September 30, 2005 grew by $2,024,000, or 6.5%, primarily attributable to an average rental rate increase of 6.7%. Occupancy and average rent statistics for the Company’s operating markets are as follows:

	% of	Average Monthly Rent			Occupancy
	Portfolio (1)	2005	2004	Change	2005	2004	Change
Baltimore, Maryland	37.5%	$868	$811	7.0%	91.2%	91.5%	(0.3)%
Metropolitan Washington DC
Northern Virginia	16.7%	1,192	1,117	6.7%	94.6%	95.1%	(0.5)%
Maryland Suburbs	9.6%	991	948	4.5%	91.8%	92.6%	(0.8)%
Pennsylvania	16.0%	694	652	6.4%	91.1%	91.8%	(0.7)%
Orlando, Florida	7.2%	793	725	9.4%	95.4%	95.4%	0.0%
Sarasota/Bradenton, Florida	5.7%	824	762	8.1%	96.4%	95.5%	0.9%
Newark, Delaware	3.8%	934	913	2.3%	92.9%	95.7%	(2.8)%
Palm Beach Gardens, Florida	3.5%	974	897	8.6%	94.4%	93.9%	0.5%

Same Store Total	100.0%	$904	$847	6.7%	92.7%	93.2%	(0.5)%

(1)	Based on number of Same Store apartment homes
Operating expenses for the three months ended September 30, 2005 increased $433,000, or 3.1%, to $14,224,000 from $13,791,000 for the three months ended September 30, 2004. Utilities increased $207,000, or 12.4%, to $1,881,000 from $1,674,000 due to rate increases for the purchase of electric, natural gas and water. Repairs and maintenance decreased $188,000, or 4.0%, to $4,513,000 from $4,701,000, due primarily to $573,000 of hurricane damages sustained at our Florida properties in 2004 offset by increased costs associated with the turnover process. Marketing and advertising increased $168,000 or 13.6% to $1,399,000 from $1,231,000 as the Company started to use third-party call centers as a first response to prospective customers and expands its presence and advertising on Internet sites. Other expenses increased $147,000, or 10.4%, to $1,559,000 from $1,412,000 due to an increase in professional fees paid related to several successful real estate tax appeals. As a result, net operating income increased $1,591,000, or 9.1%, to $19,170,000 from $17,579,000.
Interest Expense
Interest expense increased $191,000, or 2.3%, to $8,325,000 from $8,134,000 last year. This reflects an increase in the weighted average debt and weighted average interest rate attributable to the Company’s continuing debt outstanding, excluding the Company’s Senior Notes. The weighted average debt outstanding attributable to continuing operations for the third quarter increased from $418.4 million to $430.3 million. The weighted average interest rate decreased to 6.43% compared to 6.45% for the third quarter last year.
General and Administrative
During the third quarter, general and administrative expenses decreased by $62,000, or 4.6% due primarily to $140,000 in state franchise taxes included in 2004. The franchise tax relates to two of the Company’s wholly owned subsidiaries and is discussed further in Note 7 to the Company’s Consolidated Financial Statements.
Discontinued Operations
For the three months ended September 30, 2005, income from discontinued operations after minority interest was $38,000 compared to a net loss from discontinued operations of $12,000 for the comparable period in the prior year.
Nine Months ended September 30, 2005 and 2004
The Company recorded net income for the nine months ended September 30, 2005 of $7,616,000, or $0.44 per diluted share, an increase of $7,505,000 from $111,000, or $0.01 per diluted share, for the nine months ended September 30, 2004. Included in net income for 2004 is a charge for additional depreciation of $5,701,000 relating to the Company’s change in the estimated useful lives of certain depreciable assets, principally carpet, to more closely approximate their current economic lives based on experience. The results for 2004 also include expenses aggregating $573,000 relating to damage sustained in Florida during the 2004 hurricane season and a loss from discontinued operations of $628,000. Net income for the nine months ended September 30, 2005 includes a $171,000 gain on involuntary conversion relating to insurance proceeds received in connection with a fire at one of the Company’s apartment communities.
Continuing Operations – Same Store Communities
Operating results for the Company’s portfolio are set forth in the table below:

	Nine Months Ended September 30,
(in thousands)	2005	2004	Change
Rental income	$97,715	$92,254	$5,461	5.9%
Operating expenses	41,306	39,422	1,884	4.8%

Net operating income	$56,409	$52,832	$3,577	6.8%

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
A reconciliation between net income and net operating income is as follows:

	Nine Months Ended
	September 30,
(in thousands)	2005	2004
Net operating income	$56,409	$52,832
Add (deduct):
Real estate depreciation	(18,151)	(22,569)
Interest expense	(24,749)	(24,182)
General and administrative	(4,351)	(4,420)
Other depreciation and amortization	(675)	(806)
Gain on involuntary conversion	171	—
Income (loss) from discontinued operations	57	(724)
Income allocated to minority interest	(1,095)	(20)

Net income	$7,616	$111

Rental income for the nine months ended September 30, 2005, grew by $5,461,000, or 5.9%, primarily attributable to an average rental rate increase of 6.0%. Occupancy and average rent statistics for the Company’s operating markets are as follows:

	% of	Average Monthly Rent			Occupancy
	Portfolio (1)	2005	2004	Change	2005	2004	Change
Baltimore, Maryland	37.5%	$848	$794	6.8%	90.9%	91.5%	(0.6)%
Metropolitan Washington DC
Northern Virginia	16.7%	1,168	1,100	6.2%	93.0%	94.3%	(1.3)%
Maryland Suburbs	9.6%	975	936	4.2%	91.3%	93.0%	(1.7)%
Pennsylvania	16.0%	681	651	4.6%	91.1%	90.7%	0.4%
Orlando, Florida	7.2%	771	719	7.2%	95.6%	94.0%	1.6%
Sarasota/Bradenton, Florida	5.7%	802	756	6.1%	97.2%	95.1%	2.1%
Newark, Delaware	3.8%	917	879	4.3%	94.7%	91.9%	2.8%
Palm Beach Gardens, Florida	3.5%	949	897	5.8%	95.6%	94.2%	1.4%

Same Store Total	100.0%	$885	$835	6.0%	92.4%	92.7%	(0.3)%

(1)	Based on number of Same Store apartment homes
Operating expenses for the nine months ended September 30, 2005, increased $1,884,000, or 4.8%, to $41,306,000 from $39,422,000 for the nine months ended September 30, 2004. Repairs and maintenance increased $320,000, or 2.7%, to $12,387,000 from $12,067,000, due primarily to increased costs associated with the turnover process offset by $573,000 of hurricane damages sustained at our Florida properties in 2004. Utilities increased $623,000, or 11.2%, to $6,175,000 from $5,552,000 due to rate increases for the purchase of electric, natural gas and water. Marketing and advertising increased $364,000, or 10.5%, from $3,458,000 to $3,822,000, as the Company started to use third party call centers as a first response to prospective customers and due to additional print and Internet advertising. Other operating expenses increased $369,000, or 9.4%, to $4,313,000 from $3,944,000 as the Company experienced increases in professional fees associated with successful real estate tax appeals, payroll related costs and $56,000 in cost related to the termination of a contract with a cable television provider. As a result, net operating income increased $3,577,000, or 6.8%, to $56,409,000 from $52,832,000.
Interest Expense
Interest expense increased $567,000, or 2.3%, to $24,749,000 from $24,182,000 last year. This reflects an increase in the weighted average debt and weighted average interest rate attributable to the Company’s continuing debt outstanding, excluding the Company’s Senior Notes. The weighted average debt outstanding for the nine months increased from $415.7 million to $423.6 million. The weighted average interest rate increased to 6.43% as compared to 6.37% for the nine months last year.

General and Administrative
General and administrative expenses decreased by $69,000, or 1.6% from $4,420,000 last year to $4,351,000 due primarily to $140,000 in state franchise taxes included in 2004. The franchise tax relates to two of the Company’s wholly owned subsidiaries and is discussed further in Note 7 to the Company’s Consolidated Financial Statements.
Discontinued Operations
For the nine months ended September 30, 2005, income from discontinued operations after minority interest was $50,000, compared to a net loss from discontinued operations of $628,000 for the comparable period in the prior year. The results from discontinued operations for 2004 includes a $1,672,000 impairment charge before minority interest and a $558,000 gain on involuntary conversion related to insurance proceeds received related to fires at properties sold in 2003.
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
A reconciliation between net income and FFO is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Net income	$2,811	$1,743	$7,616	$111
Income allocated to minority interest	404	253	1,095	20
Real estate depreciation	6,310	6,002	18,614	23,039
Gain on involuntary conversion	—	—	(171)	(558)

Funds from operations (1)	$9,525	$7,998	$27,154	$22,612

(1)	For the nine-month period ended September 30, 2004, FFO includes $1,672,000 of impairment charges on the properties sold during 2004.
Liquidity and Capital Resources
A summary of the Company’s cash flow activities is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Net cash provided by operating activities	$4,645	$4,247	$25,336	$25,225
Net cash (used in) provided by investing activities	(10,133)	8,517	(29,713)	5,415
Net cash provided by (used in) financing activities	4,373	(19,739)	5,844	(26,141)
Operating activities provided unrestricted cash for the nine months ended September 30, 2005 of $25,336,000, compared to $25,225,000 for the nine months ended September 30, 2004. Net cash used in investing activities has increased as compared to the comparable period of 2004 as a result of the continued interior/exterior renovation programs at seven of the Company’s communities. The Company expects to continue this program over the foreseeable future. Investing activities in the nine months ended September 30, 2004, includes proceeds from the sale of discontinued operations of $31,072,000. During 2005, the Company borrowed an additional $33 million under its secured facility, while in 2004, using the proceeds from a common share offering and property dispositions, it paid down debt under the secured facility. As a result, during the first half of 2005, financing activities provided $5,844,000 while financing activities for the comparable period of 2004 used $26,141,000.
On October 6, 2005, the Company acquired an apartment community in Bear, Delaware, a suburb of Wilmington, Delaware that contains 264 garden-style apartments and one townhome for approximately $41.6 million including acquisition costs. The property was acquired through an intermediary in anticipation of the completion of a like-kind exchange under Section 1031 of the Internal Revenue Code. The Company funded the acquisition using its existing credit facilities.
In October 2005, the Company entered into an agreement to sell an apartment community in Baltimore, Maryland. This community is currently classified as held for disposition on the Company’s balance sheets. This transaction will complete the like-kind exchange transaction discussed in the paragraph above.
The Company makes capital improvements to certain of its properties. These capital improvements include expenditures that increase the value and extend the useful life of an asset. Expenditures for ordinary repairs and maintenance are expensed as incurred. Normal, recurring capital expenditures generally relate to items having economic lives of 10 years or less and include the replacement of appliances, carpeting and tile plus other recurring capital expenditures such as landscaping, parking lot sealing and striping, HVAC equipment and various interior and exterior building improvements. The Company also makes certain expenditures that are considered to be non-recurring or revenue-enhancing in nature and generally relate either to (i) items having economic lives of more than 10 years or (ii) renovation projects such as the modernization of kitchen and bathrooms, new building entrances and windows, new business and fitness centers, and the addition of new appliances such as washers and dryers. In conjunction with certain of these renovation projects, the Company enters into commitments to purchase goods and services with vendors performing the work. As of September 30, 2005, the Company had commitments of $9,749,000 for work to be performed under these contracts. The Company finances its capital improvements through its revolving credit facilities and working capital. Interest expense includes interest on debt incurred to fund the Company’s renovation program, while the related increase in rents will be realized over time as upgraded units are leased or renewed at higher rates. The following table details these expenditures for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005		2004
(in thousands except per unit data)	Amount	Per Unit	Amount	Per Unit
Recurring	$4,875	$373	$5,094	$377
Non-recurring	24,555	1,880	20,221	1,495

Total capital*	$29,430	$2,253	$25,315	$1,872

*	Total capital for the nine months ended September 30, 2005 and 2004, does not include $779,000 and $376,000, respectively, related to the Company’s corporate offices.
The Company has a credit facility with Fannie Mae of $488.2 million. This secured facility matures in 2008. At September 30, 2005, outstanding borrowings under this facility were $373 million, including amounts allocated to properties held for disposition. Of the $373 million, $300 million bears interest at a fixed rate of 6.91%. The remaining $73 million outstanding has a weighted-average variable rate of 3.46% at September 30, 2005 and can be converted to a fixed-rate term loan at the Company’s option. The Company is party to floating-to-fixed interest rate swaps that effectively fix the interest rate on $40 million of this floating rate debt, changing the weighted average rate on its floating rate debt at September 30, 2005 to 4.29%.
The Company has a $50 million bank line of credit. Advances under the line bear interest at 120 basis points over LIBOR and are due on demand. Up to $10 million of the line may be used for working capital purposes and $40 million may be used to fund acquisitions. This line of credit matures in October 2006. The Company has the option to extend the line through October 2008. At September 30, 2005, no amounts were outstanding under the line.
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
The following table sets forth certain information regarding the Company’s outstanding indebtedness as of September 30, 2005:

	Amount in	% Of	Interest
	$000’s	Debt	Rate (2)	Maturity
Fixed Rate Debt:
Secured facility (1)	$333,580	63.9%	6.64%	2008
Conventional mortgages	74,613	14.3%	6.19%	2007 – 2009

Total fixed	408,193	78.2%	6.55%

Floating Rate Debt:
Secured facility (1)	31,438	6.0%	4.39%	2008

Total floating	31,438	6.0%	4.39%

Convertible Senior Notes	74,750	14.3%	5.38%	2023

	74,750	14.3%	5.38%

Mortgage debt held for disposition:
Fixed rate	6,420	1.2%	6.64%	2008
Floating rate	1,562	0.3%	4.39%	2008

Total mortgage debt held for disposition	7,982	1.5%	6.44%

Total debt	$522,363	100.0%	6.25%

(1)	Gives effect to interest rate swap agreements that have the effect of fixing the interest rate on $40 million of floating rate debt at approximately 4.68% through April 2007.

(2)	Weighted average
The Company’s primary market risk exposure relates to changes in interest rates associated with the variable rate portion of its secured credit facility and its bank line of credit. The Company had $33 million in variable rate debt outstanding at September 30, 2005, excluding amounts on which the interest rates are effectively fixed by floating-to-fixed interest rate swap agreements. The interest rate on this debt is fixed through December 2005 and therefore, the Company has no exposure to fluctuation in interest rates for the remainder of 2005. This incorporates only those exposures that exist as of September 30, 2005, and does not consider exposures that could arise after that date such as additional borrowings.
The Company uses interest rate protection agreements to reduce the potential impact of increases in interest rates as required by the loan agreement covering its secured credit facility. The Company maintains two interest rate protection agreements for $139 million and $49.2 million, capping the Company’s exposure to LIBOR at 9.35% and 7.5%, respectively, through March 2007. In addition, the Company executed two $20 million floating-to-fixed interest rate swaps that effectively fix the interest rate on $40 million of floating rate debt under the secured facility at a blended rate of approximately 4.68%. The Company simultaneously sold two $20 million interest rate caps, capping the Company’s exposure to LIBOR at 9.35%. These interest rate protection agreements hedge interest payments consistent with the Company’s risk management objective and strategy to reduce exposure to variability in cash flows attributable to increases in LIBOR. At September 30, 2005, the Company had unrealized losses totaling $138,000 on derivative transactions. If terminated, these transactions would result in cash proceeds of approximately $175,000. The Company presently has no intention to terminate these contracts.

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
Management believes that the Company has and will have access to the capital resources necessary to adequately fund its business. At September 30, 2005, the Company had $2,412,000 in cash and cash equivalents and $10 million available under its working capital line of credit. The Company also had $115.2 million in unused capacity on its secured credit facility which it intends to use primarily to fund acquisitions as well as its on-going capital improvements program. In addition, another $40 million is available for acquisitions on its bank line of credit. The Company expects that adequate cash will be available to fund its operating and administrative expenses, normal capital expenditures, and debt service obligations in the foreseeable future. The Company’s dividends and distributions have historically been paid from cash provided by operations. The Company anticipates that such dividends and distributions will continue to be paid, on an annual basis, from cash provided by operations.
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
Item 4. Controls and Procedures
As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, internal control over financial reporting.

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

THE TOWN AND COUNTRY TRUST

Date: November 3, 2005	/s/ Alan W. Lasker

Alan W. Lasker
Senior Vice President and Chief Financial Officer
(Duly authorized signatory of The Town and Country Trust)