Form 10-K
period 2005-12-31
TOWN & COUNTRY TRUST
filed 2006-03-16
CIK 906110

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to __________________

Commission File No. 001-12056

                           THE TOWN AND COUNTRY TRUST
             (Exact Name of Registrant as Specified in its Charter)

                MARYLAND                                        52-6613091
      (State or Other Jurisdiction                             (IRS Employer
   of Incorporation or Organization)                      Identification Number)

        300 East Lombard Street
          Baltimore, Maryland                                      21202
(Address of Principal Executive Office)                         (ZIP Code)

                                 (410) 539-7600
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: ______

         Title of Each Class           Name of Exchange on Which Registered
         -------------------           ------------------------------------
Common Shares of Beneficial Interest          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "Accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Exchange Act Rule 12b-2).  Yes [ ]   No [X]

Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2005: $500,984,876.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practical date: 17,700,981 Common Shares of Beneficial Interest, $.01 Par Value, at March 15, 2006

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                           Part of Form 10-K Document
                        Document                              In Which Incorporated
                        --------                           --------------------------
Portions of the Registrant's 2006 Proxy Statement to be             Part III
filed with the Securities and Exchange Commission (SEC)

None of the Report of the Compensation Committee of the Board of Trustees on Executive Compensation, the Audit Committee Report or the Performance Graph contained in the 2006 Registrant's Proxy Statement to be filed with the SEC shall be deemed incorporated by reference herein.

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

The Registrant, The Town and Country Trust (the "Trust" and, together with its consolidated subsidiaries and other controlled entities, the "Company"), is a self administered and self managed real estate investment trust ("REIT"), organized in Maryland in 1993. The Company operates in one industry segment, the ownership and operation of multifamily apartment communities. The Trust conducts substantially all of its operations through its operating partnership, The TC Operating Limited Partnership (the "Operating Partnership" or "TCOLP"), in which it holds an 88% general partnership interest at March 15, 2006. The remaining 12% limited partnership interest in the Operating Partnership is held by certain of the indirect predecessor owners of the Company's original 26 properties, including the successors of the late Alfred Lerner, the Trust's former Chairman, and Harvey Schulweis, the Trust's Chairman of the Board, President and Chief Executive Officer. At December 31, 2005, the Company owned 39 apartment communities (the "Properties") with 13,329 apartment units located in selected markets in the Mid-Atlantic region and Florida. The Company's headquarters are located at 300 East Lombard Street, Baltimore Maryland 21202 and its telephone number is (410) 539-7600.

The Registrant makes available free of charge, through its website (www.tctrust.com), its reports on Form 10-K, 10-Q and 8-K as soon as practicable after they are electronically filed with the Securities and Exchange Commission.

At December 31, 2005, approximately 37.5% of the Company's apartments were located in the greater Baltimore metropolitan area and an additional 25.4% were located in the greater Washington, D.C. metropolitan area.

The Company had continued to implement the ongoing program of reinvesting significant capital in its existing portfolio. During 2005, the Company began or continued renovations to seven of its communities containing 4,167 units. The renovations include the installation of new kitchens and baths, washers and dryers, new entranceways and windows. At several of these properties the renovations included the addition of a new clubhouse. Renovations at 884 units were completed during 2005, bringing the total completed to 2,756 units.

MERGER TRANSACTION

On December 19, 2005 we entered into an Agreement and Plan of Merger, by and among us, TCOLP, Magazine Acquisition GP LLC, Magazine Acquisition LP and Magazine Acquisition LLC, which we amended on February 16, 2006, pursuant to Amendment No. 1 to Agreement and Plan of Merger, by and among us, TCOLP, Magazine Acquisition GP LLC, Magazine Acquisition LP and Magazine Acquisition LLC ("Magazine Acquisition") (the Agreement and Plan of Merger, as amended, the "Merger Agreement"). Magazine Acquisition is a joint venture investment vehicle formed by affiliates of Morgan Stanley Real Estate and Onex Real Estate. Pursuant to the terms of the Merger Agreement, we will merge with and into Magazine Acquisition LP, with Magazine Acquisition LP continuing as the surviving entity, and Magazine Acquisition LLC will merge with and into TCOLP, with TCOLP continuing as the surviving entity (collectively referred to as "the merger").

Under the terms of the Merger Agreement, holders of our common shares of beneficial interest will receive $40.20 per share, without interest, plus a pro-rated dividend payable for the number of days since the end of the last fiscal quarter for which a dividend was declared and paid through the date of the closing of the merger ("the Merger Consideration"). Holders of limited partnership units in TCOLP will be entitled to receive $40.20 per unit, without interest, plus a pro-rated distribution payable for the number of days since the end of the last fiscal quarter for which a distribution was paid through the date of the closing of the merger. Also, in connection with the merger, any restrictions with respect to outstanding restricted shares awarded shall terminate and all holders of outstanding share options shall receive payment of the excess of the Merger Consideration over the exercise price per share of such options. Pursuant to the terms of the indenture for our 5.375% Convertible Senior Notes, due 2023, we are required to give public notice to the holders of such notes two days before the date that is fifteen days before the anticipated closing of the mergers (and mail notice to such holders ten days prior to such anticipated closing). Such holders may surrender their notes for conversion at any time from the date which is 15 days prior to the anticipated closing until 15 days after the actual closing.

The Board of Trustees unanimously approved the merger, the Merger Agreement and the other transactions contemplated by the Merger Agreement and declared the merger fair to, advisable and in the best interests of the trust, TCOLP, our shareholders and the holders of units of limited partnership in TCOLP. On March 9, 2006, the shareholders of the trust approved the merger and the other transactions contemplated by the Merger Agreement by an affirmative vote in excess of two thirds of the votes that were entitled to be cast.

The merger is expected to occur during the first quarter of 2006. However, no assurance can be given that the merger will occur or as to the timing of its completion.

The foregoing description of the merger is qualified in its entirety by the full text of the Merger Agreement that has been filed with the Securities and Exchange Commission.

PROPERTY MANAGEMENT

Each of the apartment communities is managed by the Operating Partnership. The management staff for each community includes on-site management and maintenance personnel as well as off-site support staff. On-site staff performs leasing and rent collection functions and coordinates maintenance and resident services. Property management staffs are supervised by regional managers.

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

FINANCING

Thirty-eight of the thirty-nine of the Company's properties are encumbered by mortgage debt. Thirty-three properties are pledged as collateral for the Company's master credit facility with Fannie Mae. Five properties are encumbered by individual mortgage loans from Freddie Mac.

The Company has a credit facility with Fannie Mae of $488.2 million. This secured facility matures in 2008. At December 31, 2005, outstanding borrowings under the facility were $422.5 million, including amounts allocated to properties held for disposition. Of the $422.5 million, $300 million bears interest at a fixed rate of 6.91%. The remaining $122.5 million outstanding has a weighted-average variable rate of 4.45% at December 31, 2005 and can be converted to a fixed-rate term loan at the Company's option. The Company is party to floating-to-fixed interest rate swaps that effectively fix the interest rate on $40 million of this floating rate debt, changing the weighted average rate on its floating rate debts at December 31, 2005 to 4.69%.

Total outstanding borrowings under the facility at December 31, 2004 were $340 million. Of the $340 million, $300 million bears interest at a fixed rate of 6.91%. The remaining $40 million was outstanding at a weighted-average variable rate of 2.43% at December 31, 2004. After giving effect to the interest rate swaps, the weighted average interest rate on the $40 million was 4.66%.

The Company has a $50 million bank line of credit. Advances under the line bear interest at 120 basis points over LIBOR and are due on demand. Up to $10 million of the line may be used for working capital purposes and $40 million may be used to fund acquisitions. This line of credit matures in October 2006. The Company has the option to extend the line through October 2008. At December 31, 2005, no amounts were outstanding under the line. As of December 31, 2004, $2,000,000 was outstanding under the line.

The Company has $74.75 million aggregate principal amount of 5.375% Convertible Senior Notes outstanding. The notes mature on August 15, 2023 and are convertible into the Company's common shares under certain circumstances, provided that the share price exceeds $30.61 for a specified period of time. The initial conversion rate of the notes is 39.20185 shares per $1,000 principal amount of notes (equivalent to $25.51 per share). The conversion rate will be adjusted under certain circumstances, including stock splits, stock dividends and increases in the dividend rate over the current quarterly rate of $.43 per share. The shares would be considered in diluted earnings per share if the effect of including the conversion of debt were dilutive to earnings per share from continuing operations. The notes are redeemable at the Company's option for shares or cash at any time on or after August 21, 2010 and are subject to repurchase at the option of the holder on August 15, 2008, August 15, 2010, August 15, 2013 and August 15, 2018, or upon the occurrence of certain events. The notes are unsecured and unsubordinated obligations of the Company. Concurrent with the offering in 2003, the Company used approximately $15.0 million of the proceeds to purchase and retire 646,800 of its common shares ($23.19 per share) in privately negotiated transactions. The notes will become convertible for a period commencing on March 16,

2006 (which is 15 days prior to March 31, 2006, the anticipated effective date of the merger transaction discussed above) until 15 days after the actual effective date of the merger.

The Company uses interest rate protection agreements to reduce the potential impact of increases in interest rates as required by its secured credit facility. The Company maintains two interest rate protection agreements for $139 million and $49.2 million, capping the Company's exposure to LIBOR at 9.35% and 7.5%, respectively, through March 2007. In addition, the Company executed two $20 million floating to fixed interest rate swaps to effectively fix the interest rate on $40 million of floating rate debt under the secured credit facility at a blended rate of approximately 4.66%. The Company simultaneously sold two $20 million interest rate caps, capping the Company's exposure to LIBOR at 9.35%. These interest rate protection agreements hedge interest payments consistent with the Company's risk management objective and strategy to reduce exposure to variability in cash flows attributable to increases in LIBOR.

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

EMPLOYEES

As of December 31, 2005, the Company had 428 employees.

ITEM 2. PROPERTIES.

The Properties consist of 39 multifamily properties comprising 13,329 apartment units located in suburban Baltimore, Maryland; suburban Washington, D.C. and northern Virginia; southeastern Pennsylvania; Delaware; and Florida.

The average occupancy rate for all Properties for fiscal 2005 and fiscal 2004 was 91.8% and 92.6%, respectively. Tenant leases are generally for one-year terms and often require security deposits. Approximately 96% of the apartments in the Properties are one-bedroom and two-bedroom apartments. The balance are three-bedroom apartments or townhomes. The Properties typically consist of two- and three-story buildings in a landscaped setting, many with amenities such as swimming pools, tennis courts, playgrounds and community buildings. All apartments offer air conditioning. The majority of such buildings are of brick construction and all of the Properties are located in mature, fully-developed neighborhoods.

The following table presents certain additional information concerning the
Properties:

                                                                               2005
                                                                NUMBER       AVERAGE
PROPERTY NAME                         PROPERTY LOCATION        OF UNITS   OCCUPANCY (1)
-------------                    ---------------------------   --------   -------------
BALTIMORE
Seneca Bay                       Baltimore, Maryland               461        87.2%

                                                                               2005
                                                                NUMBER       AVERAGE
PROPERTY NAME                         PROPERTY LOCATION        OF UNITS   OCCUPANCY (1)
-------------                    ---------------------------   --------   -------------
Excalibur at Avalon (2)          Pikesville, Maryland              147        91.2%
Howard Crossing                  Ellicott City, Maryland         1,350        90.6%
Hallfield Manor                  Perry Hall, Maryland               75        95.1%
Skylark Pointe                   Carney, Maryland                  336        93.6%
Quail Hollow                     Glen Burnie, Maryland             336        93.5%
Ridgeview                        Rossville, Maryland               257        92.4%
Eagles Walk at White Marsh (3)   Rossville, Maryland               692        78.6%
Steeplechase                     Cockeysville, Maryland            540        89.5%
The Courts of Avalon             Pikesville, Maryland              258        95.4%
Versailles                       Towson, Maryland                  210        95.0%
Woodhill                         Glen Burnie, Maryland             334        92.9%

WASHINGTON, D.C.
Barton's Crossing                Alexandria, Virginia              532        92.1%
Carlyle Station                  Manassas, Virginia                408        92.3%
Fox Run                          Germantown, Maryland              218        90.9%
Lionsgate                        Herndon, Virginia                 328        93.6%
Tall Oaks                        Laurel, Maryland                  352        91.5%
The Glen                         Leesburg, Virginia                134        91.2%
The Village at McNair Farms      Herndon, Virginia                 283        95.7%
University Heights               Ashburn, Virginia                 466        91.5%
Willow Lake                      Laurel, Maryland                  456        92.6%
Watkins Station                  Gaithersburg, Maryland            210        89.7%

PENNSYLVANIA
Colonial Crest Emmaus            Emmaus, Pennsylvania              329        93.1%
Hanover                          Hanover, Pennsylvania             215        95.9%
Hidden Village                   Allentown, Pennsylvania           264        94.7%
Oakview Estates                  Lancaster, Pennsylvania           272        86.3%
Wheatland Hills                  Lancaster, Pennsylvania           413        80.0%
Rolling Hills                    York, Pennsylvania                184        96.6%
York                             York, Pennsylvania                396        92.9%

NEWARK, DELAWARE
Christina Mill                   Newark, Delaware                  228        95.7%
Stonegate                        Elkton, Maryland                  260        91.9%
Brandywine Woods                 Bear, Delaware                    265        82.0%

FLORIDA
Gardens East Apartments          Palm Beach Gardens, Florida       448        95.9%
Heron's Run                      Sarasota, Florida                 274        97.2%
Kirkman                          Orlando, Florida                  370        94.9%
McIntosh                         Sarasota, Florida                 212        96.9%
Perico                           Bradenton, Florida                256        96.1%
Twelve Oaks                      Orlando, Florida                  284        94.9%
Windermere Lakes                 Orlando, Florida                  276        93.2%
                                                                ------
Total                                                           13,329        91.8%
                                                                ======

----------
(1) Average occupancy is defined as total market rent at 100% less market rent on vacant units divided by total market rent for the period, expressed as a percentage.

(2)  Property held for disposition at December 31, 2005 and sold in January
     2006.

(3)  Property is undergoing major renovation.

ITEM 3. LEGAL PROCEEDINGS

There were no legal proceedings pending at December 31, 2005 or as of the date of this report, except as noted below, to which the Registrant, the Operating Partnership or any of the separate general partnerships and limited liability companies which own the Properties is a party or to which the Properties are subject that are likely to have a material adverse impact on the Registrant's operations.

On February 2, 2006, an individual shareholder, Lee Foster, filed a putative class action, styled as Lee Foster v. The Town and Country Trust, et. al., in the Circuit Court for Baltimore City, Maryland, against us and each of our trustees. The complaint asserted that the trustees breached alleged fiduciary duties to plaintiff (and other shareholders) by entering into the December 19, 2005 merger agreement with Magazine Acquisition. The complaint sought, among other things, an injunction preventing Magazine Acquisition from acquiring us. By order dated February 21, 2006, the Court on our motion dismissed the complaint for failure to state a claim upon which relief may be granted, but allowed plaintiff 30 days within which to file an amended complaint.

Plaintiff filed his amended complaint on March 2, 2006. The amended complaint seeks disgorgement of benefits allegedly received by our trustees as a result of alleged breaches of duties, monetary damages, and an award of attorneys' fees, expenses and costs. The amended complaint alleges that our trustees breached their fiduciary duties to plaintiff (and other shareholders) by entering into the December 19, 2005 merger agreement with Magazine Acquisition without, according to plaintiff, having fully informed themselves about our "true value"; by agreeing to the initial $20 million break-up fee under such agreement; and by subsequently approving an amendment to the merger agreement on February 16, 2006 and agreeing to increase the break-up fee to $28 million in connection with the execution of the amendment. In addition, the amended complaint accuses our trustees of having favored their own interests over the interests of our shareholders. Finally, the amended complaint alleges that our trustees breached their fiduciary duties to plaintiff (and other shareholders) by allegedly not making full disclosure of all material facts in the proxy statement, dated January 26, 2006, which was mailed to shareholders on or around January 30, 2006, and the supplement to the proxy statement, dated February 24, 2006, which was mailed to shareholders on or around February 27, 2006.

We believe the amended complaint described above is without merit and we intend to vigorously defend against the claims and allegations in the complaint. However, there can be no assurance that the outcome will be favorable and defending this action may require the attention and resources of management and, regardless of the outcome, result in significant legal expenses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

Harvey Schulweis: Age 65. Mr. Schulweis has been the Chairman of the Board of the Trust since December 2002 and the Chief Executive Officer of the Trust since October 1997. Mr. Schulweis was President of the Trust from its formation in May 1993 until November 2004. Mr. Schulweis has been the President of Schulweis Realty, Inc., a private real estate investment and development firm, since 1991. Formerly a general partner of Lazard Freres & Co., he is a Certified Public Accountant and was a partner in a predecessor firm to Ernst & Young LLP, a major international accounting firm.

Thomas Brodie: Age 43. Mr. Brodie has served as President and Chief Operating Officer of the Registrant since November 2004. Prior thereto, he served as Executive Vice President--Co-Chief Operating Officer of the Registrant from February 2003 to November 2004. He served as Senior Vice President and Chief Investment Officer of the Registrant from May 2001 to February 2003. Mr. Brodie also has served as Managing Director of Schulweis Realty, Inc., a private real estate investment and development firm, since 1991. Prior to 1991, Mr. Brodie was a Senior Vice President of Lazard Realty, Inc.

Alan W. Lasker: Age 59. Mr. Lasker has served as Senior Vice President--Finance, Chief Financial Officer and Assistant Secretary of the Registrant since February 2003. Prior thereto, he served as Senior Vice President--Finance of the Registrant since February 2000 and Vice President--Finance of the Registrant since July 1997. Mr. Lasker also has served as Senior Vice President of Schulweis Realty, Inc., a private real estate investment and development firm, since 1991. Prior to 1991, Mr. Lasker was a Senior Vice President of Lazard Realty, Inc. Mr. Lasker is a Certified Public Accountant.

W. Daniel Brown: Age 55. Mr. Brown has served as Senior Vice President - Human Resources of the Registrant since May of 2001. Prior to joining the Company he held the same position at Prime Retail, LP beginning in 1998. From 1994 through 1998, Mr. Brown was a Vice President in Human Resources at T. Rowe Price Associates. Prior to joining T. Rowe Price, Mr. Brown was a member of the Principle Professional Staff of the Johns Hopkins University Applied Physics Laboratory (APL) from 1984 through 1994. Mr. Brown holds professional certifications in both human resources and compensation.

William J. Fishell: Age 51. Mr. Fishell has served as Vice President - Treasurer of the Registrant since February 2004. Previously, he served as Vice President - Controller of the Registrant since February 2003 and Vice President - Controller since the Registrant's initial public offering in 1993. He has been the Principal Accounting Officer of the Registrant since February 2003. Prior thereto, Mr. Fishell served as Assistant Vice President - Assistant Controller since 1979.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

The Company's common shares of beneficial interest are listed on the New York Stock Exchange under the trading symbol "TCT."

                       SALES PRICE
                     ---------------   CASH DIVIDENDS
   QUARTER ENDED      HIGH      LOW       DECLARED
   -------------     ------   ------   --------------
March 31, 2004       $27.20   $24.99        $.43
June 30, 2004        $27.93   $22.50        $.43
September 30, 2004   $25.86   $24.00        $.43
December 31, 2004    $29.21   $25.25        $.43
March 31, 2005       $28.00   $25.20        $.43
June 30, 2005        $29.26   $25.66        $.43
September 30, 2005   $29.70   $27.22        $.43
December 31, 2005    $33.82   $26.79        $.43

On February 3, 2006, a cash dividend for the quarter ended December 31, 2005 of $.43 per share was declared, payable March 10, 2006, to shareholders of record as of February 17, 2006.

At December 31, 2005, the approximate number of record holders of the Trust's shares was 437. This does not include beneficial owners for whom Cede & Co. or others act as nominee.

                      EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the Amended and Restated 1993 Long Term Incentive Plan and the 1997 Long Term Incentive Plan, both of which have been approved by the shareholders of the Trust. The figures shown are for the year ended December 31, 2005.

                                                                                               Number of Securities
                                   Number of Securities To be   Weighted-Average Exercise    Remaining Available for
                                     Issued Upon Exercise of      Price of Outstanding        Future Issuance Under
                                       Outstanding Options                Options           Equity Compensation Plans
                                   --------------------------   -------------------------   -------------------------
Equity Compensation Plans
   Approved by the Shareholders               162,316                      $20.34                    209,784

ITEM 6. SELECTED FINANCIAL DATA

                                                                    YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------
(In thousands, except per share data)                  2005       2004       2003       2002       2001
                                                     --------   --------   --------   --------   --------
OPERATING DATA
Rental income                                        $131,697   $124,564   $116,485   $110,232   $107,401
Operating expenses                                     56,794     52,505     49,838     44,978     42,105
                                                     --------   --------   --------   --------   --------
   Net operating income                                74,903     72,059     66,647     65,254     65,296
Depreciation and amortization                          25,792     29,398     20,871     18,483     17,645
Interest expense                                       33,702     32,446     28,450     25,216     24,387
General and administrative expenses                     7,191      5,866      4,744      4,595      4,355
Separation expense                                         --      1,533         --         --      3,338
Merger related expenses                                 2,540         --         --         --         --
                                                     --------   --------   --------   --------   --------
Income before discontinued operations and minority
   interest                                             5,678      2,816     12,582     16,960     15,571
Income allocated to minority interest from
   continuing operations                                 (714)      (364)    (1,702)    (2,269)    (2,110)
Minority interest distributions less than
   (in excess of) earnings                                 --         --        576       (576)        --
                                                     --------   --------   --------   --------   --------
Income from continuing operations                       4,964      2,452     11,456     14,115     13,461

Discontinued operations:
Income from discontinued operations before
   impairment of assets and gains on involuntary
   conversion and sales of properties                     261        358      1,282      3,669      1,730
Impairment of assets held for sale and gain on
   involuntary conversion                                  --     (1,114)    (3,379)        --         --
Gain on sales of properties                                --         --     80,081         --         --
(Income) loss allocated to minority interest from
   discontinued operations                                (33)       100    (10,672)      (492)      (235)
                                                     --------   --------   --------   --------   --------
Income (loss) from discontinued operations                228       (656)    67,312      3,177      1,495
                                                     --------   --------   --------   --------   --------
Net income(1)                                        $  5,192   $  1,796   $ 78,768   $ 17,292   $ 14,956
                                                     ========   ========   ========   ========   ========
Basic earnings per share:
   Income from continuing operations                 $   0.29   $   0.15   $   0.72   $   0.88   $   0.86
   Income (loss) from discontinued operations            0.01      (0.04)      4.27       0.20       0.09
                                                     --------   --------   --------   --------   --------
   Net income                                        $   0.30   $   0.11   $   4.99   $   1.08   $   0.95
                                                     ========   ========   ========   ========   ========
Diluted earnings per share:
   Income from continuing operations                 $   0.29   $   0.14   $   0.71   $   0.87   $   0.84
   Income (loss) from discontinued operations            0.01      (0.04)      4.19       0.20       0.09
                                                     --------   --------   --------   --------   --------
   Net income                                        $   0.30   $   0.10   $   4.90   $   1.07   $   0.93
                                                     ========   ========   ========   ========   ========

(in thousands)
BALANCE SHEET DATA AT YEAR-END                         2005       2004       2003       2002       2001
                                                     --------   --------   --------   --------   --------
Real estate assets, at cost                          $870,594   $793,358   $787,280   $665,998   $643,271
Net real estate assets                                579,824    522,412    514,413    412,854    407,902
Real estate and other assets held for disposition      20,801     21,188     54,168     73,336     74,119
Total assets                                          622,286    562,084    588,990    503,785    498,962
Mortgage notes payable                                488,782    407,856    419,930    422,003    390,587
Notes payable                                              --      2,000         --         --     16,000
5.375% Convertible Senior Notes                        74,750     74,750         --         --         --
Mortgage notes payable and other liabilities held
   for disposition                                      8,260      7,409     31,275     71,346     70,175
Minority interest                                       3,518      6,592      7,556         --        905
Shareholders' equity (deficit)                         25,174     46,717     39,362     (1,610)     9,492

(in thousands, except per share data)
SUPPLEMENTAL INFORMATION
Dividends declared per share                         $   1.72   $   1.72   $   1.72   $   1.72   $   1.72
                                                     ========   ========   ========   ========   ========
Net cash provided by operating activities            $ 39,473   $ 37,546   $ 43,107   $ 42,875   $ 42,221
Net cash used in investing activities                 (83,292)    (7,542)   (30,585)   (25,615)   (21,335)
Net cash provided by (used in) financing
   activities                                          46,391    (31,326)   (12,896)   (16,311)   (20,456)
Reconciliation of net income to funds from
   operations:

Net income                                           $  5,192   $  1,796   $ 78,768   $ 17,292   $ 14,956
Income allocated to minority interest                     747        264     11,798      3,337      2,345
Gain on involuntary conversion                           (171)      (558)      (621)        --         --
Gain on sales of properties                                --         --    (80,081)        --         --
Real estate depreciation                               25,479     28,859     23,175     21,153     20,359
                                                     --------   --------   --------   --------   --------
  Funds from operations (1)                          $ 31,247   $ 30,361   $ 33,039   $ 41,782   $ 37,660
                                                     ========   ========   ========   ========   ========

(1) Funds from operations ("FFO") is computed as net income (loss) (computed in accordance with U. S. generally accepted accounting principles) ("U.S. GAAP") excluding gains and losses from sales and involuntary conversions of operating properties, plus real estate depreciation and income allocated to minority interest. This computation of FFO is consistent with the formal definition promulgated by the National Association of Real Estate Investment Trusts (NAREIT). The reconciliation of FFO to Net Income, the most directly comparable financial measure calculated in accordance with GAAP, is included in the table above. Management generally considers FFO to be a useful measure for reviewing the comparative operating performance of the Trust between periods or as compared to other companies, without giving effect to real estate depreciation and amortization, which assumes that the value of real estate diminishes predictably over time and which can vary among owners of similar assets based upon historical cost and useful life estimates. FFO should not be considered an alternative to net income as a measure of performance nor does it represent cash generated from operating activities in accordance with GAAP and, therefore, it should not be considered indicative of cash available to fund cash needs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Town and Country Trust owns an approximate 88% general partnership interest in The TC Operating Limited Partnership which, through wholly-owned subsidiary entities, holds the operating assets of the Company. The remaining 12% is owned by minority interest partners that hold limited partnership units, which are convertible by the holders into the Company's common shares of beneficial interest on a one-for-one basis. The general and limited partnership interests in the TC Operating Limited Partnership are represented by Operating Partnership units ("OP Units"). At December 31, 2005, the Company owned 17,655,222 OP Units and the minority interests held 2,466,535 OP Units.

On December 19, 2005 we entered into an Agreement and Plan of Merger, by and among us, TCOLP, Magazine Acquisition GP LLC, Magazine Acquisition LP and Magazine Acquisition LLC, which we amended on February 16, 2006, pursuant to Amendment No. 1 to Agreement and Plan of Merger, by and among us, TCOLP, Magazine Acquisition GP LLC, Magazine Acquisition LP and Magazine Acquisition LLC ("Magazine Acquisition") (the Agreement and Plan of Merger, as amended, the "Merger Agreement"). Magazine Acquisition is a joint venture investment vehicle formed by affiliates of Morgan Stanley Real Estate and Onex Real Estate. Pursuant to the terms of the Merger Agreement, we will merge with and into Magazine Acquisition LP, with Magazine Acquisition LP continuing as the surviving entity, and Magazine Acquisition LLC will merge with and into TCOLP, with TCOLP continuing as the surviving entity (collectively referred to as "the merger").

Under the terms of the Merger Agreement, holders of our common shares of beneficial interest will receive $40.20 per share, without interest, plus a pro-rated dividend payable for the number of days since the end of the last fiscal quarter for which a dividend was declared and paid through the date of the closing of the merger ("the Merger Consideration"). Holders of limited partnership units in TCOLP will be entitled to receive $40.20 per unit, without interest, plus a pro-rated distribution payable for the number of days since the end of the last fiscal quarter for which a distribution was paid through the date of the closing of the merger. Also, in connection with the merger, any restrictions with respect to outstanding restricted shares awarded shall terminate and all holders of outstanding share options shall receive payment of the excess of the Merger Consideration over the exercise price per share of such options. Pursuant to the terms of the indenture for our 5.375% Convertible Senior Notes, due 2023, we are required to give public notice to the holders of such notes two days before the date that is fifteen days before the anticipated closing of the mergers (and mail notice to such holders ten days prior to such anticipated closing). Such holders may surrender their notes for conversion at any time from the date which is 15 days prior to the anticipated closing until 15 days after the actual closing.

The Board of Trustees unanimously approved the merger, the Merger Agreement and the other transactions contemplated by the Merger Agreement and declared the merger fair to, advisable and in the best interests of the trust, TCOLP, our shareholders and the holders of units of limited partnership in TCOLP. On March 9, 2006, the shareholders of the trust approved the merger and the other transactions contemplated by the Merger Agreement by an affirmative vote in excess of two thirds of the votes that were entitled to be cast.

The merger is expected to occur during the first quarter of 2006. However, no assurance can be given that the merger will occur or as to the timing of its completion.

The foregoing description of the merger is qualified in its entirety by the full text of the Merger Agreement that has been filed with the Securities and Exchange Commission.

The Town and Country Trust, organized in 1993, is a real estate investment trust ("REIT") focused on the ownership and operation of multifamily apartment communities in selected markets in the Mid-Atlantic region of the U.S. and Florida. The Company owns 38 multifamily apartment communities with 13,182 apartment homes classified as real estate held for investment and one apartment community with 147 apartment homes classified as held for disposition in selected markets in the Mid-Atlantic region of the U. S. and Florida. In 2004, the Company exited the Charlotte, North Carolina market through the strategic disposition of its two apartment communities located there. On October 6, 2005, the Company acquired an apartment community consisting of 264 apartment homes and one townhome in Bear, Delaware for approximately $41.6 million including acquisition costs.

In October 2005, the Company entered into an agreement to sell an apartment community in Baltimore, Maryland. This community is currently classified as held for disposition on the Company's balance sheets. The sale was completed on January 19, 2006 for net proceeds of approximately $37.3 million and the Company expects to record a gain of approximately $17 million in the first quarter 2006.

The Company continues to aggressively reinvest in its existing portfolio. Renovation projects include modernization of kitchens and bathrooms, new building entrances and windows, new business and fitness centers, and the addition of washers and dryers inside apartment homes.

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

REAL ESTATE The Company capitalizes expenditures made to acquire new assets, substantially improve the value of an existing asset or extend an asset's useful life. Any expenditure to repair or maintain an existing asset in normal operating condition is expensed as incurred.

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

DISCONTINUED OPERATIONS SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that the assets and liabilities and the results of operations of any communities that have been sold since January 1, 2002, or otherwise qualify as held for sale, be presented as discontinued operations in the Company's Consolidated Financial Statements in both current and prior periods presented. The community specific components of net income that are presented as discontinued operations include net operating income, depreciation expense, minority interest, interest expense and gains or losses on involuntary conversion. In addition, the net gain or loss (including any impairment charge) on the disposition of communities held for sale is presented as discontinued operations. A change in presentation for discontinued operations would not have any impact on the Company's financial conditions or results of operations. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less costs to sell, and would be presented separately in the Consolidated Balance Sheet. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets.

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

RESULTS OF OPERATIONS

The Company's results include the results of both continuing and discontinued operations. Income from Discontinued Operations in the accompanying statement of operations for 2005 reflects the operations of a community under contract for sale in Baltimore, Maryland (147 apartment homes). Income from Discontinued Operations for 2004 and 2003 includes the property held for sale at December 31, 2005 as well as the apartment communities that were sold during 2004 and 2003 (580 and 2,325 apartment homes, respectively). The Company's results from continuing operations consist of both "Same Store" results and results of new acquisitions. "Same Store" results, as discussed in the comparison of 2005 to 2004, reflect results from 12,917 apartment homes owned and operated throughout both 2005 and 2004. "Same Store" results, as discussed in the comparison of 2004 to 2003, reflect results from 12,332 apartment homes owned and operated throughout both 2004 and 2003. Results for 2005 from new acquisitions include results from one community (265 apartment homes) acquired in October 2005.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Net income for 2005 was $5,192,000, or $0.30 per diluted share, an increase of $3,396,000 from $1,796,000, or $0.10 per diluted share, for the year ended December 31, 2004. Real estate depreciation in 2005 is $25,015,000 compared to $28,174,000 in 2004, a decrease of $3,159,000. Included in 2004 is a charge for additional depreciation of $6,493,000 relating to the Company's change in the estimated useful lives of certain depreciable assets, principally carpet, to more closely approximate their current economic lives based on experience. Net income for 2004 includes $1,672,000 of impairment charges offset by a $558,000 gain on involuntary conversion related to a fire on properties reported as discontinued operations. Net income for 2004 includes a separation charge of $1,533,000 related to the departure of two senior executives consisting primarily of cash payments that were paid during 2005 and will be paid in 2006. The results for 2004 also include expenses aggregating $573,000 relating to damage sustained in Florida during the 2004 hurricane season and $403,000 related to compensation expense recorded on the cashless exercise of certain stock options. The 2005 net income includes $2,540,000 in merger related fees and $2,211,000, of additional compensation expense associated with the accelerated vesting of certain restricted shares and the accelerated approval of bonuses by the compensation committee.

CONTINUING OPERATIONS

SAME STORE COMMUNITIES

Operating results for the Same Store communities are set forth in the table below:

                             YEAR ENDED DECEMBER 31,
                       ----------------------------------
(in thousands)           2005       2004        CHANGE
                       --------   --------   ------------
Rental income          $130,844   $124,564   $6,280   5.0%
Operating expenses       56,491     52,505    3,986   7.6%
                       --------   --------   ------   ---
Net operating income   $ 74,353   $ 72,059   $2,294   3.2%
                       ========   ========   ======   ===

A reconciliation between net income and Same Store net operating income is as follows:

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                                -------------------
(in thousands)                                     2005      2004
                                                --------   --------
Same Store net operating income                 $ 74,353   $ 72,059
Add (deduct):
   Real estate depreciation                      (25,015)   (28,174)
   Interest expense                              (33,702)   (32,446)
   General and administrative                     (7,191)    (5,866)
   Other depreciation and amortization              (948)    (1,224)
   Separation expense                                 --     (1,533)
   Gain on involuntary conversion                    171         --
   Merger related expenses                        (2,540)        --
   Income (loss) from discontinued operations        261       (756)
   Net operating income from acquisitions            550         --
   Income allocated to minority interest            (747)      (264)
                                                --------   --------
Net income                                      $  5,192   $  1,796
                                                ========   ========

The Company uses net operating income (NOI) to measure the operating results of its communities and to compare the operating performance of single assets or groups of assets. The Company defines NOI as property rental income less property operating expenses and does not include general and administrative expenses, interest expense, depreciation and amortization, discontinued operations, or gains/(losses) on sales of properties. Accordingly, this performance measure is not intended as a replacement for net income determined in accordance with U.S. GAAP. NOI is widely used by management and investors in the real estate industry in connection with the valuation of income-producing real estate and as a supplemental measure of operating performance. NOI measures presented by the Company may not be comparable to other similarly titled measures of other companies.

Same Store rental income for the year ended December 31, 2005, grew by $6,280,000 or 5.0%, reflecting an average rental rate increase of 5.9% despite a decline in occupancy of 80 basis points from 92.6% to 91.8%. Occupancy and average rent statistics for the Company's operating markets are as follows:

                                                AVERAGE MONTHLY RENT           OCCUPANCY
                                  % OF       -------------------------   --------------------
                              PORTFOLIO(1)    2005    2004(2)   CHANGE   2005   2004   CHANGE
                              ------------   ------   -------   ------   ----   ----   ------
Baltimore, Maryland               37.5%      $  859    $  803    7.0%    90.1%  91.3%  (1.2)%
Metropolitan Washington, DC
   Northern Virginia              16.1%       1,181     1,112    6.2%    92.7%  93.8%  (1.1)%
   Maryland Suburbs               9.3%          983       945    4.0%    91.4%  92.6%  (1.2)%
Pennsylvania                      15.6%         689       664    3.8%    90.4%  91.1%  (0.7)%
Orlando, Florida                  7.0%          784       724    8.3%    94.4%  94.5%  (0.1)%
Sarasota/Bradenton, Florida       5.6%          815       762    7.0%    96.7%  95.6%   1.1%
Newark, Delaware                  5.6%          924       896    3.1%    93.6%  93.1%   0.5%
Palm Beach Gardens, Florida       3.3%          963       900    7.0%    95.9%  94.7%   1.2%
                                  -----      ------    ------    ---     ----   ----   ----
   Same Store Total              100.0%      $  895    $  845    5.9%    91.8%  92.6%  (0.8)%
                                  =====      ======    ======    ===     ====   ====   ====

(1)  Based on number of Same Store apartment homes

(2)  Amounts have been restated for comparative purposes

Same Store operating expenses for the year ended December 31, 2005, increased 7.6% or $3,986,000, to $56,491,000 from $52,505,000 in 2004. Operating expenses reflect an increase in repairs and maintenance of $1,044,000 or 6.7%, to $16,697,000 from $15,653,000 due primarily to increased costs associated with the turnover process offset by $573,000 of hurricane damages sustained at our Florida properties in 2004. Utilities increased $975,000, or 13.3%, to $8,323,000 from $7,348,000 as a result of rate increases for the purchase of electric, natural gas and water. Specifically, $449,000 of the increase directly relates to rate increases associated with the purchase of natural gas. Marketing and advertising increased $543,000, or 11.6%, from $4,693,000 to $5,236,000, of which

$179,000 is related to the Company starting to use third party call centers as a first response to prospective customers and the remainder to increased print and Internet advertising. Other operating expenses increased $678,000, or 12.3%, to $6,177,000 from $5,499,000 as the Company accrued a $300,000 liability related to an unresolved resident complaint and experienced a $159,000 increase in professional fees associated with successful real estate tax appeals and $56,000 in cost related to the termination of a contract with a cable television provider. As a result, net operating income increased $2,294,000, or 3.2%, to $74,353,000 from $72,059,000.

ACQUISITIONS

The community acquired in October 2005 had net operating income of $550,000.

INTEREST EXPENSE

Interest expense increased $1,256,000, or 3.9%, to $33,702,000 from $32,446,000 last year. This is due principally to the amount of debt outstanding. The weighted average debt outstanding increased from $413.8 million at December 31, 2004 to $437.3 million at year end in 2005. The 6.40% weighted average interest rate in 2005 is flat compared to 6.42% last year.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $1,325,000, or 22.6% from $5,866,000 last year to $7,191,000 due primarily to $1,553,000 in additional compensation expense associated with the accelerated vesting of certain restricted shares and the accelerated approval of bonuses by the compensation committee. In 2004, the Company accrued $140,000 in state franchise taxes that relate to two of the Company's wholly owned subsidiaries and is discussed further in Note 13 to the Company's Consolidated Financial Statements.

DISCONTINUED OPERATIONS

For the year ended December 31, 2005, the Company recorded net income of $228,000 compared to a loss on discontinued operations of $656,000 for the year ended December 31, 2004. The loss from discontinued operations for the prior year includes $1,672,000 of impairment charges offset by a $558,000 gain on involuntary conversion related to a fire.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Net income for 2004 was $1,796,000, or $0.10 per diluted share, a decrease of $76,972,000 from $78,768,000 or $4.90 per diluted share, for the year ended December 31, 2003. Included in net income in 2003 is an $80,081,000 gain resulting from the sale of five communities in 2003. Included in net income for 2004 and 2003 is $1,672,000 and $4,000,000, respectively, of impairment charges recorded on properties that were sold during 2004. Net income for 2004 also includes a separation charge of $1,533,000 related to the departure of two senior executives consisting primarily of cash payments that will be paid during 2005 and 2006. During 2004, the Company revised the estimated useful lives of certain depreciable assets, principally carpet, to more closely approximate their current economic lives based upon the Company's capital improvement and renovation plans. This change in accounting estimate resulted in additional depreciation expense of $6,493,000.

CONTINUING OPERATIONS

SAME STORE COMMUNITIES

Operating results for the Same Store communities are set forth in the table below:

                             YEAR ENDED DECEMBER 31,
                       ----------------------------------
(in thousands)           2004       2003        CHANGE
                       --------   --------   ------------
Rental income          $115,710   $112,660   $3,050   2.7%
Operating expenses       49,581     48,570    1,011   2.1%
                       --------   --------   ------   ---
Net operating income   $ 66,129   $ 64,090   $2,039   3.2%
                       ========   ========   ======   ===

A reconciliation between net income and Same Store net operating income is as follows:

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                                -------------------
(in thousands)                                    2004       2003
                                                --------   --------
Same Store net operating income                 $ 66,129   $ 64,090
Add (deduct):
   Real estate depreciation                      (28,174)   (20,159)
   Interest expense                              (32,446)   (28,450)
   General and administrative                     (5,866)    (4,744)
   Other depreciation and amortization            (1,224)      (712)
   Separation expense                             (1,533)        --
   (Loss) income from discontinued operations       (756)    77,984
Net operating income from acquisitions             5,930      2,557

   Income allocated to minority interest            (264)   (11,798)
                                                --------   --------
Net income                                      $  1,796   $ 78,768
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

Same Store rental income for the year ended December 31, 2004, grew by $3,050,000 or 2.7%, reflecting an average rental rate increase of 3.3% despite a decline in occupancy of 110 basis points from 93.6% to 92.5%. Occupancy and average rent statistics for the Company's operating markets are as follows:

                                               AVERAGE MONTHLY RENT           OCCUPANCY
                                  % OF       ------------------------   --------------------
                              PORTFOLIO(1)    2004     2003    CHANGE   2004   2003   CHANGE
                              ------------   ------   ------   ------   ----   ----   ------
Baltimore, Maryland               37.2%      $  770   $  734    4.9%    91.1%  93.2%  (2.1)%
Metropolitan Washington, DC
   Northern Virginia              14.8%       1,070    1,036    3.3%    94.0%  94.4%  (0.4)%
   Maryland Suburbs               10.0%         938      908    3.3%    92.6%  92.9%  (0.3)%
Pennsylvania                      16.8%         654      638    2.5%    91.1%  94.4%  (3.3)%
Orlando, Florida                   7.6%         724      715    1.3%    94.5%  91.7%   2.8%
Sarasota/Bradenton, Florida        6.0%         760      744    2.2%    95.6%  93.2%   2.4%
Newark, Delaware                   4.0%         888      881    0.8%    93.1%  94.1%  (1.0)%
Palm Beach Gardens, Florida        3.6%         900      901   (0.1)%   94.7%  94.3%   0.4%
                                 -----       ------   ------   ----     ----   ----   ----
   Same Store Total              100.0%      $  817   $  791    3.3%    92.5%  93.6%  (1.1)%
                                 =====       ======   ======   ====     ====   ====   ====

(1)  Based on number of Same Store apartment homes

Same Store operating expenses for the year ended December 31, 2004, increased 2.1% or $1,011,000, to $49,581,000 from $48,570,000 in 2003. Operating expenses reflect an increase in repairs and maintenance of $486,000 or 3.4%, to $14,811,000 from $14,325,000 as the Company experienced approximately $573,000 in damages sustained in the 2004 hurricane season and annual salary increases offset by reduced snow removal cost reflecting return to historical levels of snowfall in 2004 following the record snowfall experienced on the East Coast in early 2003. Marketing and advertising increased $433,000 or 10.9% to $4,395,000 from $3,962,000 related to increased leasing costs as well as increased advertising for newly renovated properties. As a result, Same Store net operating income increased $2,039,000 or 3.2% to $66,129,000 from $64,090,000.

ACQUISITIONS

During the year ended December 31, 2004, the two communities acquired in 2003 and included in continuing operations had net operating income of $5,930,000 compared to $2,557,000 for the prior year.

INTEREST EXPENSE

During 2003, the Company issued $74,750,000 of 5.375% Convertible Senior Notes due 2023. Interest expense for 2004 related to the notes was $4,106,000 compared to $1,659,000 for the year ended December 31, 2003. Interest expense on mortgage debt increased $1,737,000 or 6.4% to $28,863,000 from $27,126,000 in the prior year. Despite a decrease in average debt outstanding attributable to continuing operations, from $457 million to $421 million, the weighted average interest rate attributable to this debt, excluding the Convertible Senior Notes, was 6.42% compared to 5.67% for the prior year resulting in an increase to interest expense.

DISCONTINUED OPERATIONS

For the year ended December 31, 2004, the Company recorded a loss on discontinued operations of $656,000 compared to net income of $67,312,000 for the year ended December 31, 2003. The income from discontinued operations for the prior year includes an $80,081,000 gain related to the sale of five apartment communities containing 2,325 apartment homes in the Baltimore, Maryland suburbs. Discontinued operations for 2004 and 2003, included impairment charges of $1,672,000 and a $4,000,000, respectively, recorded on the Charlotte properties sold during 2004.

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

A reconciliation between net income and FFO is as follows:

                                           YEAR ENDED DECEMBER 31,
                                        ----------------------------
(in thousands)                            2005      2004      2003
                                        -------   -------   --------
Net Income                              $ 5,192   $ 1,796   $ 78,768
Income allocated to minority interest       747       264     11,798
Gain on involuntary conversion             (171)     (558)      (621)
Gain on sales of operating properties        --        --    (80,081)
Real estate depreciation                 25,479    28,859     23,175
                                        -------   -------   --------
Funds from operations                   $31,247   $30,361   $ 33,039
                                        =======   =======   ========

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET COMMITMENTS

The following table summarizes the Company's contractual obligations as of December 31, 2005:

                                         Less than                           More than
(in thousands)                  Total      1 year    1-3 years   3-5 years    5 years
                              --------   ---------   ---------   ---------   ---------
Long-term debt obligations    $571,685      $736      $446,639    $49,560     $74,750
Operating lease obligations      3,402       338           705        744       1,615

See Note 6 to the Consolidated Financial Statements for a discussion of the Company's off-balance sheet obligations upon the exercise of the right of the holders of the 5.375% Convertible Senior Notes to convert their notes into common shares. In connection with the Company's improvement program discussed below, the Company currently has contracts pending that aggregate $9,520,000 for work to be performed over the next one to three years. However, these contracts contain certain provisions to allow for termination without significant penalties.

LIQUIDITY AND CAPITAL RESOURCES

A summary of the Company's cash flow activities is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                      ------------------------------
(in thousands)                                          2005       2004       2003
                                                      --------   --------   --------
Net cash provided by operating activities             $ 39,473   $ 37,546   $ 43,107
Net cash used in investing activities                  (83,292)    (7,542)   (30,585)
Net cash provided by (used in) financing activities     46,391    (31,326)   (12,896)

Operating activities provided unrestricted cash for 2005 of $39,473,000 compared to $37,546,000 for 2004, and $43,107,000 for 2003. The increase in operating cash flow is primarily the result of an improvement in operating performance offset by increased interest expense. Net cash flow used in investing activities has increased as compared to 2004 as a result of the purchase of an apartment community and as a result of the continued interior/exterior renovations programs at seven of the Company's communities. In 2004, cash flow from investing activities also included proceeds from the disposition of two properties. In 2005, financing activities provided cash flow of $46,391,000 as compared to net cash used of $31,326,000 for 2004, mainly as a result of net borrowings in 2005 compared to net repayment of mortgage debt in 2004 net of the additional funds received in connection with the share offering in 2004. The pending merger is anticipated to close before the end of the first quarter 2006. A prorated dividend, based on $0.43 per share, will be included as part of the merger consideration.

During 2005, the Company acquired an apartment community in Bear, Delaware a suburb of Wilmington, Delaware that contains 264 garden-style apartment homes and one townhome for approximately $41.6 million, including acquisition costs. The properties were acquired through an intermediary in anticipation of the completion of a like-kind exchange under Section 1031 of the Internal Revenue Code. The Company funded the acquisition using its existing credit facilities. In October 2005, the Company entered into an agreement to sell an apartment community in Baltimore, Maryland. This community is classified as held for disposition on the Company's balance sheets. This transaction, which occurred in January 2006, completed the like-kind exchange transaction discussed above. The Company expects to record a gain of approximately $17 million in the first quarter of 2006 as a result of the sale.

The Company makes capital improvements to certain of its properties. These capital improvements include expenditures that increase the value and extend the useful life of an asset. Expenditures for ordinary repairs and maintenance are expensed as incurred. Normal, recurring capital expenditures generally relate to items having economic lives of 10 years or less and include the replacement of appliances, carpeting and tile plus other routine capital expenditures such as landscaping, parking lot sealing and striping, HVAC equipment and various interior and exterior building improvements. The Company also makes certain expenditures that are considered to be non-recurring or revenue-enhancing in nature and generally relate either to (i) items having economic lives of more than 10 years or (ii) renovation projects such as the modernization of kitchen and bathrooms, new building entrances and windows, new business and fitness centers, and the addition of new appliances such as washers and dryers. In conjunction with certain of these renovation projects, the Company enters into commitments to purchase goods and services with vendors performing the work. The Company finances its capital improvements through a revolving credit facility and working capital. The following table details these expenditures for the year ended December 31, 2005 and 2004.

                                              YEAR ENDED DECEMBER 31,
                                      ---------------------------------------
                                             2005                 2004
                                      ------------------   ------------------
(in thousands except per unit data)    Amount   Per Unit    Amount   Per Unit
                                      -------   --------   -------   --------
Recurring                             $ 6,128    $  467    $ 6,598    $  494
Non-recurring                          35,026     2,668     30,389     2,273
                                      -------    ------    -------    ------
Total capital                         $41,154    $3,135    $36,987    $2,767
                                      =======    ======    =======    ======

The Company has a credit facility with Fannie Mae of $488.2 million. This secured facility matures in 2008. At December 31, 2005, outstanding borrowings under the facility were $422.5 million, including amounts allocated to properties held for disposition. Of the $422.5 million, $300 million bears interest at a fixed rate of 6.91%. The remaining $122.5 million outstanding has a weighted-average variable rate of 4.45% at December 31, 2005 and can be converted to a fixed-rate term loan at the Company's option. The Company is party to floating-to-fixed interest rate swaps that effectively fix the interest rate on $40 million of this floating rate debt, changing the weighted average rate on its floating rate debts at December 31, 2005 to 4.69%.

Total outstanding borrowings under the facility at December 31, 2004 were $340 million. Of the $340 million, $300 million bears interest at a fixed rate of 6.91%. The remaining $40 million was outstanding at a weighted-average variable rate of 2.43% at December 31, 2004. After giving effect to the interest rate swaps, the weighted average interest rate on the $40 million was 4.67%.

The Company has a $50 million bank line of credit. Advances under the line bear interest at 120 basis points over LIBOR and are due on demand. Up to $10 million of the line may be used for working capital purposes and $40 million may be used to fund acquisitions. This line of credit matures in October 2006. The Company has the option to extend the line through October 2008. At December 31, 2005, no amounts were outstanding under the line. As of December 31, 2004, $2,000,000 was outstanding under the line.

The Company has $74.75 million aggregate principal amount of 5.375% Convertible Senior Notes outstanding. The notes mature on August 15, 2023 and are convertible into the Company's common shares under certain circumstances, provided that the share price exceeds $30.61 for a specified period of time. The initial conversion rate of the notes is 39.20185 shares per $1,000 principal amount of notes (equivalent to $25.51 per share). The conversion rate will be adjusted under certain circumstances, including stock splits, stock dividends and increases in the dividend rate over the current quarterly rate of $.43 per share. The shares would be considered in diluted earnings per share if the effect of including the conversion of debt were dilutive to earnings per share from continuing operations. The notes are redeemable at the Company's option for shares or cash at any time on or after August 21, 2010 and are subject to repurchase at the option of the holder on August 15, 2008, August 15, 2010, August 15, 2013 and August 15, 2018, or upon the occurrence of certain events. The notes are unsecured and unsubordinated obligations of the Company. Concurrent with the offering in 2003, the Company used approximately $15.0 million of the proceeds to purchase and retire 646,800 of its common shares ($23.19 per share) in privately negotiated transactions. The notes will become convertible for a period commencing on March 16, 2006 (which is 15 days prior to March 31, 2006, the anticipated effective date of the merger transaction discussed above) until 15 days after the actual effective date of the merger.

The following table sets forth certain information regarding the Company's outstanding indebtedness as of December 31, 2005:

                                                          % Of   Interest
(Dollar amounts in thousands)                  Amount     Debt   Rate (2)    Maturity
                                              --------   -----   --------   -----------
Mortgage Debt:
Secured facility
   Fixed (1)                                  $333,580    58.4%    6.65%           2008
   Floating                                     80,767    14.1%    4.70%           2008
Conventional mortgages                          74,435    13.0%    6.19%    2007 - 2009
                                              --------   -----     ----
   Total mortgage debt                         488,782    85.5%    6.20%

Convertible Senior Notes                        74,750    13.1%    5.38%           2023

Mortgage debt held for disposition:
   Secured Fixed rate                            6,420     1.1%    6.65%           2008
   Secured Floating rate                         1,733     0.3%    4.70%           2008
                                              --------   -----     ----
   Total mortgage debt held for disposition      8,153     1.4%    6.27%
                                              --------   -----     ----
Total debt                                    $571,685   100.0%    6.14%
                                              ========   =====     ====

(1) The information shown for this debt gives effect to two interest rate swap agreements that have the effect of fixing the interest rate on $40 million of debt at approximately 4.66% from January 2003 to April 2007.

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

                                                                                                           FAIR
                                                                                                         VALUE AT
(in thousands)                           2006     2007       2008       2009    THERE-AFTER     TOTAL    12/31/05
                                         ----   --------   --------   -------   -----------   --------   --------
Long-term Debt
   Fixed Rate                            $736    $23,841   $300,298   $49,560     $74,750     $449,185   $447,440
   Avg. Interest Rate                     6.2%       6.2%       6.7%      7.2%        5.4%

   Floating Rate                           --         --    122,500        --          --      122,500    122,500
   Avg. Interest Rate                      (1)        (1)        (1)       (1)         --

Interest Rate Swaps
   Pay Fixed/Receive Variable Notional     --     40,000         --        --          --       40,000        288
      amount
   Avg. Pay Rate                         4.16%      4.16%        --        --          --
   Avg. Receive Rate                       (2)        (2)        --        --          --

Interest Rate Caps
   Notional Amount                         --    148,172         --        --          --      148,172         --
   Strike Rate                             --        8.7%        --        --          --

(1) Average variable interest rate is equivalent to the Fannie Mae MBS pass-through rate plus 49 basis points.

(2)  Average receive rate is equivalent to LIBOR.

At December 31, 2004, the Company had fixed rate debt outstanding of $449,882,000, which had a fair value of $448,339,000.

The Company's primary market risk exposure relates to changes in interest rates associated with the variable rate portion of its secured credit facility and its bank line of credit. The Company had $82.5 million in variable rate debt outstanding at December 31, 2005, excluding amounts on which the interest rates are effectively fixed by floating to fix interest rate swap agreements. A hypothetical 100 basis point increase in interest rates in 2006 over the rates in effect during 2005 would result in an increase of interest expense and a corresponding decrease in income before discontinued operations and minority interest of approximately $709,000. This estimate incorporates only those exposures that exist as of December 31, 2005 and does not consider exposures that could arise after that date.

The Company uses interest rate protection agreements to reduce the potential impact of increases in interest rates as required by its secured credit facility. The Company maintains two interest rate protection agreements for $139 million and $49.2 million, capping the Company's exposure to LIBOR at 9.35% and 7.5%, respectively, through March 2007. In addition, the Company executed two $20 million floating to fixed interest rate swaps to effectively fix the interest rate on $40 million of floating rate debt under the secured facility at a blended rate of approximately 4.66%. The Company simultaneously sold two $20 million interest rate caps, capping the Company's exposure to LIBOR at 9.35%. These interest rate protection agreements hedge interest payments consistent with the Company's risk management objective and strategy to reduce exposure to variability in cash flows attributable to increases in LIBOR.

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

Management believes that the Company has and will have access to the capital resources necessary to adequately fund its business. At December 31, 2005, the Company had $3,517,000 in cash and cash equivalents and $10 million available under its working capital line of credit. The Company also had $65.7 million in unused capacity on its secured credit facility which it intends to use primarily to fund acquisitions as well as its on-going capital improvements program. In addition, another $40 million is available for acquisitions on its bank line of credit. The Company expects that adequate cash will be available to fund its operating and administrative expenses, normal capital expenditures, debt service obligations and payments of dividends in the foreseeable future.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A) FINANCIAL STATEMENTS

                           THE TOWN AND COUNTRY TRUST
                           CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                                   ---------------------
                                                                       2005        2004
                                                                    ---------   ---------
ASSETS
Real estate held for investment:
   Land                                                             $ 105,674   $ 101,160
   Buildings and improvements                                         759,753     688,448
   Other                                                                5,167       3,750
                                                                    ---------   ---------
                                                                      870,594     793,358
Less accumulated depreciation                                         290,770     270,946
                                                                    ---------   ---------
                                                                      579,824     522,412
Real estate and other assets held for disposition                      20,801      21,188
Cash and cash equivalents                                               3,517         945
Restricted cash                                                         2,680       2,390
Deferred financing costs, net                                           4,385       5,531
Other assets                                                           11,079       9,618
                                                                    ---------   ---------
   Total assets                                                     $ 622,286   $ 562,084
                                                                    =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable                                              $ 488,782   $ 407,856
5.375% Convertible Senior Notes                                        74,750      74,750
Mortgage notes payable and other liabilities held for disposition       8,260       7,409
Notes payable                                                              --       2,000
Accrued interest                                                        3,805       3,984
Accounts payable and other liabilities                                 14,571       9,510
Security deposits                                                       3,426       3,266
Minority interest                                                       3,518       6,592
                                                                    ---------   ---------
   Total liabilities                                                  597,112     515,367

Shareholders' equity:
   Common shares of beneficial interest ($0.01 par value),
      500,000,000 shares authorized, 17,655,222
      and 17,479,576 issued and outstanding at December 31,
      2005 and 2004, respectively                                         177         175
   Additional paid-in capital                                         356,420     351,727
   Distributions in excess of accumulated earnings                   (325,400)   (300,372)
   Deferred compensation - restricted stock                            (6,051)     (3,799)
   Accumulated other comprehensive income (loss)                           28      (1,014)
                                                                    ---------   ---------
      Total shareholders' equity                                       25,174      46,717
                                                                    ---------   ---------
   Total liabilities and shareholders' equity                       $ 622,286   $ 562,084
                                                                    =========   =========

See accompanying notes.

                           THE TOWN AND COUNTRY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED DECEMBER 31,
                                                                   ------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                2005       2004       2003
                                                                   --------   --------   --------
REVENUES:
Rental income                                                      $131,697   $124,564   $116,485

EXPENSES:
Operating expenses:
   Real estate taxes and insurance                                   12,762     12,561     12,016
   Utilities                                                          8,370      7,348      7,117
   Repairs and maintenance                                           16,797     15,653     14,684
   Marketing and advertising                                          5,288      4,693      4,136
   Management expense                                                 7,352      6,751      6,604
   Other                                                              6,225      5,499      5,281
                                                                   --------   --------   --------
   Total operating expenses                                          56,794     52,505     49,838
Real estate depreciation                                             25,015     28,174     20,159
Interest expense                                                     33,702     32,446     28,450
General and administrative expenses                                   7,191      5,866      4,744
Separation expense                                                       --      1,533         --
Merger related expenses                                               2,540         --         --
Other depreciation and amortization                                     777      1,224        712
                                                                   --------   --------   --------
                                                                    126,019    121,748    103,903
                                                                   --------   --------   --------
Income before discontinued operations and minority interest           5,678      2,816     12,582
Income allocated to minority interest from continuing operations       (714)      (364)    (1,702)
Minority interest distribution less than earnings                        --         --        576
                                                                   --------   --------   --------
Income from continuing operations                                     4,964      2,452     11,456
                                                                   --------   --------   --------
Discontinued operations:
   Income from discontinued operations before impairment of
      assets and gains on involuntary conversion and sales of
      properties                                                        261        358      1,282
   Impairment of assets held for sale and gain on involuntary
      conversion                                                         --     (1,114)    (3,379)
   Gain on sales of properties                                           --         --     80,081
   (Income) loss allocated to minority interest from
      discontinued operations                                           (33)       100    (10,672)
                                                                   --------   --------   --------
Income (loss) from discontinued operations                              228       (656)    67,312
                                                                   --------   --------   --------
Net income                                                         $  5,192   $  1,796   $ 78,768
                                                                   ========   ========   ========
Basic earnings per share:
   Income from continuing operations                               $   0.29   $   0.15   $   0.72
   Income (loss) from discontinued operations                          0.01      (0.04)      4.27
                                                                   --------   --------   --------
   Net income                                                      $   0.30   $   0.11   $   4.99
                                                                   ========   ========   ========
Diluted earnings per share:
   Income from continuing operations                               $   0.29   $   0.14   $   0.71
   Income (loss) from discontinued operations                          0.01      (0.04)      4.19
                                                                   --------   --------   --------
   Net income                                                      $   0.30   $   0.10   $   4.90
                                                                   ========   ========   ========
Weighted average common shares outstanding - basic                   17,167     16,896     15,773
Dilutive effect of outstanding options, restricted shares and
   convertible shares                                                   264        278        298
                                                                   --------   --------   --------
Weighted average common shares outstanding - diluted                 17,431     17,174     16,071
                                                                   ========   ========   ========
Dividends declared and paid per share outstanding                  $   1.72   $   1.72   $   1.72
                                                                   ========   ========   ========

See accompanying notes.

                           THE TOWN AND COUNTRY TRUST
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 Common
                                                Shares of
                                               Beneficial                Distributions                 Accumulated
                                                Interest     Additional   in Excess of                    Other
                                             --------------    Paid-In    Accumulated     Deferred    Comprehensive
                                             Shares  Amount    Capital      Earnings    Compensation  Income (Loss)    Total
                                             ------  ------  ----------  -------------  ------------  -------------  --------
Balance at January 1, 2003                   16,259   $163    $326,789     $(323,541)     $(2,997)       $(2,024)    $ (1,610)
Comprehensive income:
   Net income                                    --     --          --        78,768           --             --       78,768
   Unrealized loss on derivative financial
      instruments                                --     --          --            --           --            (30)         (30)
                                             ------   ----    --------     ---------      -------        -------     --------
Comprehensive Income                             --     --          --        78,768           --            (30)      78,738
Dividends declared ($1.72 per share)             --     --          --       (27,597)          --             --      (27,597)
Amortization of deferred compensation            --     --          --            --          738             --          738
Share options exercised                          52     --         709            --           --             --          709
Issuance of restricted share awards, net of
   4 shares surrendered                          51      1       1,035            --       (1,040)            --           (4)
Issuance of common shares through Dividend
   Reinvestment and Share Purchase Plan         144      1       3,386            --           --             --        3,387
Repurchase of common shares of beneficial
   interest                                    (647)    (6)    (14,993)           --           --             --      (14,999)
                                             ------   ----    --------     ---------      -------        -------     --------
Balance at December 31, 2003                 15,859    159     316,926      (272,370)      (3,299)        (2,054)      39,362
Comprehensive income:
   Net income                                    --     --          --         1,796           --             --        1,796
   Unrealized gain on derivative financial
      instruments                                --     --          --            --           --          1,040        1,040
                                             ------   ----    --------     ---------      -------        -------     --------
Comprehensive Income                             --     --          --         1,796           --          1,040        2,836
Dividends declared ($1.72 per share)             --     --          --       (29,798)          --             --      (29,798)
Amortization of deferred compensation            --     --          --            --          897             --          897
Share options exercised, net of 184 shares
   surrendered                                  158      1       1,498            --           --             --        1,499
Issuance of restricted share awards, net of
   29 shares surrendered                         46      1       1,413            --       (1,397)            --           17
Issuance of common shares through Dividend
   Reinvestment and Share Purchase Plan           7     --         174            --           --             --          174
Issuance of common shares                     1,410     14      34,731            --           --             --       34,745
Adjustment to minority interest from change
   in ownership in TCOLP                         --     --      (3,015)           --           --             --       (3,015)
                                             ------   ----    --------     ---------      -------        -------     --------
Balance at December 31, 2004                 17,480    175     351,727      (300,372)      (3,799)        (1,014)      46,717
Comprehensive income:
   Net income                                    --     --          --         5,192           --             --        5,192
   Unrealized gain on derivative financial
      instruments                                --     --          --            --           --          1,042        1,042
                                             ------   ----    --------     ---------      -------        -------     --------
Comprehensive Income                             --     --          --         5,192           --          1,042        6,234
Dividends declared ($1.72 per share)             --     --          --       (30,220)          --             --      (30,220)
Amortization of deferred compensation            --     --          --            --          933             --          933
Share options exercised, net of 16 shares
   surrendered                                   61      1         967            --           --             --          968
Issuance and accelerated vesting of
   restricted share awards, net of 36
   shares surrendered                           110      1       4,015            --       (3,185)            --          831
Issuance of common shares through Dividend
   Reinvestment and Share Purchase Plan           4     --         132            --           --             --          132
Adjustment to minority interest from change
   in ownership in TCOLP                         --     --        (421)           --           --             --         (421)
                                             ------   ----    --------     ---------      -------        -------     --------
Balance at December 31, 2005                 17,655   $177    $356,420     $(325,400)     $(6,051)       $    28     $ 25,174
                                             ======   ====    ========     =========      =======        =======     ========

See accompanying notes.

                           THE TOWN AND COUNTRY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                                    -------------------------------
                                                                      2005       2004        2003
                                                                    --------   --------   ---------
OPERATING ACTIVITIES
Net income                                                          $  5,192   $  1,796   $  78,768
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                      27,159     30,582      21,926
   Depreciation and amortization from discontinued operations            500        733       3,122
   Income allocated to minority interest                                 747        264      11,798
   Stock based compensation                                            1,985        897         738
   Gain on sales of properties                                            --         --     (80,081)
   Impairment on assets held for disposition                              --      1,672       4,000
   Changes in operating assets and liabilities:
      (Increase) decrease in restricted cash                            (290)        25         245
      (Increase) decrease in other assets                             (1,657)       174        (530)
      Increase in accounts payable, other liabilities, accrued
         interest and security deposits                                5,837      1,403       3,121
                                                                    --------   --------   ---------
Net cash provided by operating activities                             39,473     37,546      43,107

INVESTING ACTIVITIES
Acquisitions of operating properties                                 (41,611)        --    (117,435)
Net proceeds from disposition of properties                               --     31,072     117,209
Capital expenditures, net                                            (41,681)   (38,614)    (30,359)
                                                                    --------   --------   ---------
Net cash used in investing activities                                (83,292)    (7,542)    (30,585)

FINANCING ACTIVITIES
Net borrowings (payments) on mortgage notes payable                   81,803    (35,661)    (41,224)
Net (payments) borrowings on notes payable - unsecured                (2,000)     2,000          --
Proceeds from issuance of Convertible Senior Notes                        --         --      74,750
Payment of financing costs                                               (50)       (60)     (3,676)
Proceeds from issuance of shares under dividend reinvestment plan        132        174       3,387
Proceeds from exercise of share options                                  968      1,516         705
Issuance of common shares                                                 --     34,745          --
Repurchase of common shares of beneficial interest                        --         --     (14,999)
Dividends paid to shareholders                                       (30,220)   (29,798)    (27,597)
Distributions to minority interest holders                            (4,242)    (4,242)     (4,242)
                                                                    --------   --------   ---------
Net cash provided by (used in) financing activities                   46,391    (31,326)    (12,896)
                                                                    --------   --------   ---------
Increase (decrease) in cash and cash equivalents                       2,572     (1,322)       (374)
Cash and cash equivalents at beginning of year                           945      2,267       2,641
                                                                    --------   --------   ---------
Cash and cash equivalents at end of year                            $  3,517   $    945   $   2,267
                                                                    ========   ========   =========
Cash interest paid                                                  $ 34,033   $ 32,082   $  29,074
                                                                    ========   ========   =========

See accompanying notes.

                           THE TOWN AND COUNTRY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Organization

The Town and Country Trust (the "Company" or the "Trust"), a Maryland real estate investment trust, is a self-administered and self-managed real estate investment trust ("REIT") organized in 1993 to own and operate a portfolio of multifamily residential properties. The Company conducts all of its business and owns all of its properties through The TC Operating Limited Partnership ("TCOLP"). At December 31, 2005, the Company owned 13,329 apartment homes in 39 apartment communities in selected markets in the Mid-Atlantic and Southeast.

On December 19, 2005, the Company entered into an Agreement and Plan of Merger, by and among us, TCOLP, Magazine Acquisition GP LLC, Magazine Acquisition LP and Magazine Acquisition LLC, which the Company amended on February 16, 2006, pursuant to Amendment No. 1 to Agreement and Plan of Merger, by and among the Company, TCOLP, Magazine Acquisition GP LLC, Magazine Acquisition LP and Magazine Acquisition LLC ("Magazine Acquisition") (the Agreement and Plan of Merger, as amended, the "Merger Agreement"). Magazine Acquisition is a joint venture investment vehicle formed by affiliates of Morgan Stanley Real Estate and Onex Real Estate. Pursuant to the terms of the Merger Agreement, the Company will merge with and into Magazine Acquisition LP, with Magazine Acquisition LP continuing as the surviving entity, and Magazine Acquisition LLC will merge with and into TCOLP, with TCOLP continuing as the surviving entity (collectively referred to as "the merger").

Under the terms of the Merger Agreement, holders of common shares of beneficial interest will receive $40.20 per share, without interest, plus a pro-rated dividend payable for the number of days since the end of the last fiscal quarter for which a dividend was declared and paid through the date of the closing of the merger ("the Merger Consideration"). Holders of limited partnership units in TCOLP will be entitled to receive $40.20 per unit, without interest, plus a pro-rated distribution payable for the number of days since the end of the last fiscal quarter for which a distribution was paid through the date of the closing of the merger. Also, in connection with the merger, any restrictions with respect to outstanding restricted shares awarded shall terminate and all holders of outstanding share options shall receive payment of the excess of the Merger Consideration over the exercise price per share of such options. Pursuant to the terms of the indenture for our 5.375% Convertible Senior Notes, due 2023, the Company is required to give public notice to the holders of such notes two days before the date that is fifteen days before the anticipated closing of the mergers (and mail notice to such holders ten days prior to such anticipated closing). Such holders may surrender their notes for conversion at any time from the date which is 15 days prior to the anticipated closing until 15 days after the actual closing.

The Board of Trustees unanimously approved the merger, the Merger Agreement and the other transactions contemplated by the Merger Agreement and declared the merger fair to, advisable and in the best interests of the Trust, TCOLP, the Company's shareholders and the holders of units of limited partnership in TCOLP. On March 9, 2006, the shareholders of the trust approved the merger and the other transactions contemplated by the Merger Agreement by an affirmative vote in excess of two thirds of the votes that were entitled to be cast.

The merger is expected to occur during the first quarter of 2006. However, no assurance can be given that the merger will occur or as to the timing of its completion. The Company had incurred approximately $2,540,000 in merger related costs as of December 31, 2005.

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

If there is an event or change in circumstance that indicates an impairment in the value of an apartment community has occurred, the Company's policy is to assess any impairment in value by comparing the current and estimated future undiscounted operating cash flows of the community over its remaining useful life to the carrying amount of the asset. If such carrying amounts exceed the estimated projected operating cash flows of the community, the Company would recognize an impairment loss equal to the amount necessary to adjust the carrying amount of the asset to its estimated fair market value. The Company did not recognize any impairment losses in 2005, 2004 or 2003 on any of its properties held for investment. However, as discussed in Note 4, the Company recognized impairment losses in 2004 and 2003 related to the properties sold during 2004.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 27 1/2 to 40 years for buildings, 15 to 20 years for major improvements and 3 to 12 years for furniture, fixtures and equipment. Depreciation expense was $25,964,000, $29,398,000 and $20,871,000 for 2005, 2004 and 2003, respectively. Intangible assets relating to the value of in-place leases for community acquisitions are amortized over the remaining term of the tenant leases. Amortization expense for in-place leases was $60,000, $217,000 and $472,000 in 2005, 2004 and 2003, respectively.

During the year ended December 31, 2004, the Company revised the estimated useful life on certain depreciable assets, principally carpet, to more closely approximate their current economic lives based upon the Company's capital improvement and renovation plans. Consequently, in 2004 the Company recorded an additional depreciation charge of $6,493,000.

Discontinued Operations

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that the assets and liabilities and the results of operations of any communities which have been sold since January 1, 2002, or otherwise qualify as held for sale, be presented as discontinued operations in the Company's Consolidated Financial Statements in both current and prior periods presented. The community specific components of net income that are presented as discontinued operations include net operating income, depreciation expense, minority interest and interest expense. In addition, the net gain or loss (including any impairment charge) on the disposition of communities held for sale is presented as discontinued operations. A change in presentation for discontinued operations would not have any impact on the Company's financial conditions or results of operations. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less costs to sell, and are presented separately in the accompanying Consolidated Balance Sheet. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets. Interest was allocated to discontinued operations based on the relative value of the collateral as determined by the lender.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Deferred Financing Costs

Deferred financing costs include certain fees and other external costs incurred in connection with debt financings and are amortized to interest expense using the straight-line method, which approximates the effective interest method, over the term of the related debt. Deferred financing costs at December 31, 2005 and 2004 are presented net of accumulated amortization of $5,429,000 and $4,283,000, respectively. Amortization of deferred financing costs are included in interest expense and totaled $1,195,000, $1,184,000 and $1,041,000, during 2005, 2004 and
2003, respectively.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Total advertising and promotion expense for each of the years ended December 31, 2005, 2004 and 2003 was $1,616,000, $1,139,000 and $1,084,000, respectively.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed based upon common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company's average stock price. The Company adopted Emerging Issues Task Force Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" which requires convertible debt or preferred stock to be included in diluted earnings per share computations if only one or more specified contingencies are required to occur, such as the underlying common stock achieving a specified price target, regardless of whether the market price trigger has been met. The adoption of this new pronouncement had no impact on the Company's diluted earnings per share for any year presented, as the effect was anti-dilutive to earnings per share from continuing operations.

Minority Interest

Minority interest is comprised of TCOLP common units that are not held by the Company. Minority interest is increased and decreased, respectively, for income and loss as well as distributions allocated to units held by outside interests. Periodically, the Company raises additional equity through the issuance of common shares and contributes the proceeds to TCOLP for an equivalent number of common units. The Company records adjustments to minority interest and shareholders' equity to reflect the Company's increased ownership in TCOLP. The minority interest represented 12.26% and 12.37% of the units in the partnership at December 31, 2005 and 2004, respectively.

As of December 31, 2005 and 2004, there were 2,466,535 common units of TCOLP that were not held by the Company. These units are exchangeable by the holders into the Company's common shares of beneficial interest on a one-for-one basis. This exchange right has not been considered in the computation of per share data, as it does not have a dilutive effect.

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

Stock Based Compensation

The Company accounts for its stock based employee compensation plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, and other criteria are met, no compensation expense is recognized.

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

The Company will adopt the provisions of FAS 123(R) during the first quarter 2006. The adoption of this new standard is not expected to have a material effect on the financial position or financial results of the Company. The Company accounts for compensation cost for restricted stock awards that are subject to acceleration of vesting upon retirement over the explicit service period. Upon adoption of FAS 123(R) on January 1, 2006, the Company will change the policy for all new restricted stock grants to record compensation cost over the period the employee is required to provide service. The impact on recognized compensation expense had the Company currently used the period the employee is required to provide service would have been $2,454,000.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation.

2. Restricted Cash

The Company maintains certificates of deposit, all with maturities of three months or less, to cover the aggregate amount of resident security deposits retained by the respective communities in certain states.

3. Real Estate

The following is a reconciliation of the carrying amount of real estate held for investment:

(in thousands)                   2005       2004
                               --------   --------
Balance at January 1           $793,358   $787,280
Real estate purchased            41,611         --
Improvements                     41,054     36,263
Real estate disposed/retired     (5,429)   (30,185)
                               --------   --------
Balance at December 31         $870,594   $793,358
                               ========   ========

The Company's operating properties are located in the Mid-Atlantic region and in Florida. The following is a summarization of the cost, accumulated depreciation and indebtedness of the Company's real estate held for investment by operating market.

                                 Number of    Carrying    Accumulated   Net Carrying
                                Communities   Value(1)   Depreciation      Value       Encumbrances(2)
                                -----------   --------   ------------   ------------   ---------------
                                                            (in thousands)
Baltimore                            11       $296,348     $122,140       $174,208         $153,696
Metropolitan Washington D.C.
   Northern Virginia                  6        194,923       54,812        140,111          107,861
   Maryland Suburbs                   4         65,380       32,254         33,126           46,672
Newark, Delaware                      3         74,358        9,427         64,931           59,788
Pennsylvania                          7         93,998       50,021         43,977           40,234
Orlando, Florida                      3         64,838       10,272         54,566           33,746
Sarasota/ Bradenton, Florida          3         44,906        6,684         38,222           23,310
Palm Beach Gardens, Florida           1         35,843        5,160         30,683           23,475
                                    ---       --------     --------       --------         --------
                                     38       $870,594     $290,770       $579,824         $488,782
                                    ===       ========     ========       ========         ========

(1) Carrying value consists of initial acquisition costs plus improvements subsequent to acquisition.

(2) 32 properties, including the properties held for disposition, are cross-collateralized with $422.5 million outstanding at December 31, 2005 under the Company's existing credit facility.

During October 2005, the Company acquired an apartment community in Bear, Delaware a suburb of Wilmington, Delaware that contains 264 garden-style apartment homes and one townhome for approximately $41.6 million, including acquisition costs. The property was acquired through an intermediary in anticipation of the completion of a like-kind exchange under Section 1031 of the Internal Revenue Code (see Note 4). The Company funded the acquisition using its existing credit facilities.

The Company accounted for the acquisition utilizing the purchase method, and accordingly, the results of the acquisition property is included in the Company's results of operations from the date of acquisition. The Company allocated the purchase price to the acquired tangibles, consisting of land, building and improvements, and, if material, identified intangible assets and liabilities consisting of above/below market leases and at-market leases in place based on their fair values, as follows (in thousands):

Land                        $ 4,515
Building and improvements    36,895
Other                           201
                            -------
Total                       $41,611
                            =======

The following unaudited pro forma results of operations of the Company reflect the acquisition as if this transaction had occurred on January 1, 2005 and 2004, and 2003. Pro forma results for 2003 include results of the Company as if the properties acquired in 2003 had occurred on January 1, 2003.

(in thousands, except per share data)     2005       2004       2003
                                        --------   --------   --------
Revenues                                $134,689   $128,631   $121,528
Net income                              $  4,581   $  1,439   $ 78,619
Income per share - basic                $   0.27   $   0.09   $   4.98
Income per share - diluted              $   0.26   $   0.08   $   4.89

4. Discontinued Operations

At December 31, 2005, the Company had one apartment community under contract for sale and classified in the Company's balance sheets as "Real estate and other assets held for disposition". The sale was completed on January 19, 2006 for net proceeds of approximately $37.3 million and the Company will record a gain of approximately $17 million in the first quarter 2006. The sale completed the like-kind exchange transaction under Section 1031 of the Internal Revenue Code discussed in Note 3 above. During 2004, the Company's two Charlotte communities were classified as held for disposition in the accompanying balance sheet as the Company made the strategic decision to exit the Charlotte, North Carolina market. The communities were sold during 2004 for net proceeds of approximately $31.1 million. Based on the carrying value of each community and the related net sales proceeds, the Company recorded impairment charges totaling approximately $1,672,000 during 2004 and $4,000,000 during 2003. During 2003, the Company sold five apartment communities containing 2,325 units for $117.2 million resulting in a gain on sales of $80.1 million. Also during 2004, the Company recorded a $558,000 gain on involuntary conversion relating to insurance proceeds received related to fires at two of these communities sold in 2003.

The results of operations for these properties are classified on the Consolidated Statements of Operations as, "Discontinued Operations" while the assets and liabilities of these properties are included in "Real estate and other assets held for disposition" and "Mortgage notes payable and other liabilities held for disposition" on the Company's Consolidated Balance Sheets until their respective date of sale. Unaudited condensed summary results of operations of the apartment communities is as follows:

(in thousands)                                             2005      2004      2003
                                                         -------   -------   --------
Rental income                                            $ 2,423   $ 4,529   $ 16,663
Operating expenses                                        (1,156)   (2,494)    (8,306)
Real estate depreciation                                    (464)     (686)    (3,016)
Interest expense (1)                                        (542)     (991)    (4,059)
Gain on sale of properties and involuntary conversions        --       558     80,702
Impairment of fixed assets                                          (1,672)    (4,000)
(Income) loss allocated to minority interest                 (33)      100    (10,672)
                                                         -------   -------   --------
Income (loss) from discontinued operations               $   228   $  (656)  $ 67,312
                                                         =======   =======   ========

(1) Interest was allocated to discontinued operations based on the relative value of the collateral as determined by the lender.

Assets and liabilities of the apartment communities held for disposition at December 31, 2005 and 2004 consisted of the following:

(in thousands)                                                        2005      2004
                                                                    -------   -------
Land                                                                $ 2,166   $ 2,166
Building and improvements                                            19,789    19,727
Other                                                                    63        66
Accumulated depreciation                                             (1,462)   (1,038)
Other assets                                                            245       267
                                                                    -------   -------
Real estate and other assets held for disposition                   $20,801   $21,188
                                                                    =======   =======
Mortgage notes payable                                              $ 8,153   $ 7,276
Other liabilities                                                       107       133
                                                                    -------   -------
Mortgage notes payable and other liabilities held for disposition   $ 8,260   $ 7,409
                                                                    =======   =======

5. Mortgage Notes Payable and Notes Payable

The Company has a credit facility with Fannie Mae of $488.2 million. This secured facility matures in 2008. At December 31, 2005, outstanding borrowings under the facility were $422.5 million, including amounts allocated to properties held for disposition. Of the $422.5 million, $300 million bears interest at a fixed rate of 6.91%. The remaining $122.5 million outstanding has a weighted-average variable rate of 4.45% at December 31, 2005 and can be converted to a fixed-rate term loan at the Company's option. The

Company is party to floating-to-fixed interest rate swaps that effectively fix the interest rate on $40 million of this floating rate debt, changing the weighted average rate on its floating rate debts at December 31, 2005 to 4.69%.

Total outstanding borrowings under the facility at December 31, 2004 were $340 million. Of the $340 million, $300 million bears interest at a fixed rate of 6.91%. The remaining $40 million was outstanding at a weighted-average variable rate of 2.43% at December 31, 2004. After giving effect to the interest rate swaps, the weighted average interest rate on the $40 million was 4.67%.

The Company has a $50 million bank line of credit. Advances under the line bear interest at 120 basis points over LIBOR and are due on demand. Up to $10 million of the line may be used for working capital purposes and $40 million may be used to fund acquisitions. This line of credit matures in October 2006. The Company has the option to extend the line through October 2008. At December 31, 2005, no amounts were outstanding under the line. As of December 31, 2004, $2,000,000 was outstanding under the line.

The Company uses interest rate protection agreements to reduce the potential impact of increases in interest rates as required by the loan agreement covering its secured credit facility. The Company maintains two interest rate protection agreements for $139 million and $49.2 million, capping the Company's exposure to LIBOR at 9.35% and 7.5%, respectively, through March 2007. In addition, the Company executed two $20 million floating to fixed interest rate swaps to effectively fix the interest rate on $40 million of floating rate debt under the secured facility at a blended rate of approximately 4.66%. The Company simultaneously sold two $20 million interest rate caps, capping LIBOR at 9.35%. These interest rate protection agreements hedge interest payments consistent with the Company's risk management objective and strategy to reduce exposure to variability in cash flows attributable to increases in LIBOR. At December 31, 2005, the Company had an unrealized gain totaling $28,000.

The Company also has mortgages that were obtained in connection with the purchase or refinancing of certain properties. Information concerning these mortgages is summarized below (in thousands):

                                                Balance at
                                               December 31,
                                            -----------------
     Type        Interest Rate   Maturity     2005      2004
     ----        -------------   --------   -------   -------
Amortizing        4.11%-4.18%      2007     $24,046   $24,507
Non-amortizing       6.81%         2009     $33,175   $33,175
Amortizing           7.85%         2009     $17,214   $17,450

38 of the Company's 39 properties are secured by first and/or second priority mortgages. In connection with the mortgages, the Company maintains annually renewable bank letters of credit totaling $7,320,000 in lieu of maintaining real estate tax escrow deposits. Certain loan agreements contain restrictive covenants relating to the maintenance of specified financial performance ratios. As of December 31, 2005, the Company was in compliance with these covenants.

The following is a summary of scheduled debt maturities that includes the Company's mortgage notes payable, and convertible senior notes (see Note 5):

(in thousands)
2006                              $    736
2007                                23,841
2008                               422,798
2009                                49,560
Thereafter                          74,750
                                  --------
Total scheduled debt maturities   $571,685
                                  ========

6. 5.375% Convertible Senior Notes

The Company has $74.75 million aggregate principal amount of 5.375% Convertible Senior Notes outstanding. The notes mature on August 15, 2023 and are convertible into the Company's common shares under certain circumstances, provided that the share price exceeds $30.61 for a specified period of time. The initial conversion rate of the notes is 39.20185 shares per $1,000 principal amount of notes (equivalent to $25.51 per share). The conversion rate will be adjusted under certain circumstances, including stock splits, stock dividends and increases in the dividend rate over the current quarterly rate of $.43 per share. The shares are considered in diluted earnings per share if the effect of including the conversion of debt is dilutive to earnings per share from continuing operations. The notes are redeemable at the Company's option for shares or cash at any time on or after August 21, 2010 and are subject to repurchase at the option of the holder on August 15, 2008, August 15, 2010, August 15, 2013 and August 15, 2018, or upon the occurrence of certain events. The notes are unsecured and unsubordinated obligations of the Company. The notes will become convertible for a period commencing on March 16, 2006 (which is 15 days prior to March 31, 2006, the anticipated effective date of the merger transaction discussed above) until 15 days after the actual effective date of the merger.

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

The following table reconciles GAAP net income to Federal taxable income for the years ended December 31, 2005, 2004 and 2003:

(in thousands, unaudited)                                                           2005      2004      2003
                                                                                  -------   -------   --------
GAAP net income                                                                   $ 5,192   $ 1,796   $ 78,768
Book/tax depreciation and amortization difference                                   1,430     5,682        404
Book/tax gain on 1031 tax deferred exchange difference                                 --        --    (80,036)
Book impairment on property held for disposition/tax loss on sale of properties        --    (2,952)     4,000
Separation expense, timing differences                                               (884)    1,344       (406)
Deferred compensation, timing differences                                            (288)   (2,124)       734
Other operating book/tax differences, net                                           2,498    (1,263)    (1,417)
Book/tax minority interest allocation difference                                    7,000     5,327     14,925
                                                                                  -------   -------   --------
REIT taxable income before dividends                                              $14,948   $ 7,810   $ 16,972
                                                                                  =======   =======   ========
Dividends paid                                                                    $30,220   $29,798   $ 27,597
                                                                                  =======   =======   ========

For income tax purposes, dividends to common shareholders consist of ordinary income and return of capital. For the years ended December 31, 2005, 2004 and 2003, dividends paid per share were taxable as follows:

                         2005             2004            2003
                    --------------   -------------   --------------
(unaudited)         Amount     %     Amount    %     Amount     %
                    ------   -----   ------  -----   ------   -----
Ordinary income      $ .97    56.3%   $ .48   28.0%   $1.10    64.2%
Return of capital      .75    43.7%    1.24   72.0%     .62    35.8%
                     -----   -----    -----  -----    -----   -----
Total dividend       $1.72   100.0%   $1.72  100.0%   $1.72   100.0%
                     =====   =====    =====  =====    =====   =====

8. Separation Expenses

During the fourth quarter of 2004, the Company recorded a charge of approximately $1.5 million, relating to the departure of two senior executives. The charge consists primarily of cash payments made to the executives in 2005 and cash payments to be made in 2006.

9. Employee Benefit Plans

Share Option Plans

In 1993 and 1997, the Company established long-term incentive plans for the purpose of attracting and retaining executive officers, other key employees and non-employee trustees (the "Plans"). The Plans provide for the granting of restricted shares and share options (incentive and non-qualified) to purchase up to 1,950,000 of the Company's common shares at a price not less than the fair market value at the date of grant.

Under the Plans, options generally become exercisable in equal installments over a three-year period, commencing with the first anniversary of the date of grant. All options expire ten years from the date of grant.

A summary of the Company's share option activity during the three years ended December 31, 2005 is as follows:

                                     Incentive   Non-qualified       Option      Weighted Average
                                      Options       Options          Price        Exercise Price
                                     ---------   -------------   -------------   ----------------
Balance at January 1, 2003            261,637       373,201      $13.50-$22.00        $18.00
Granted                                    --         8,000      $       21.28        $21.28
Exercised                             (54,260)      (12,000)     $14.00-$22.00        $15.79
Forfeited                                  --        (4,000)     $14.75-$22.00        $22.00
                                      -------       -------
Balance at December 31, 2003          207,377       365,201      $13.50-$21.28        $18.28

Granted                                    --         8,000      $       25.40        $25.40
Exercised                             (92,211)     (249,167)     $14.00-$21.30        $17.41
Forfeited                              (7,895)       (3,639)     $       21.30        $21.30
                                      -------      --------
Balance at December 31, 2004          107,271       120,395      $13.50-$25.40        $19.67
Granted                                    --        12,000      $27.41-$27.69        $27.60
Exercised                             (33,773)      (43,277)     $13.50-$27.69        $19.49
Forfeited                                (300)           --      $       21.30        $21.30
                                      -------      --------
Balance at December 31, 2005           73,198        89,118      $14.75-$27.69        $20.34
                                      =======      ========
Shares exercisable at December 31:
   2005                                73,198        89,118      $14.75-$27.69        $20.34
                                      =======      ========
   2004                                86,838       101,097      $13.50-$25.40        $19.32
                                      =======      ========
   2003                               130,548       276,699      $13.50-$21.28        $17.11
                                      =======      ========

An additional 209,784 common shares have been authorized for issuance in future grants of options under the 1997 Plan as of December 31, 2005. The option price of future grants may not be less than the fair market value of the shares on the date of grant.

Pro forma information regarding net income and earnings per share as required by SFAS No. 148, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement, is set forth in the table below:

(in thousands, except per share information)                2005     2004      2003
                                                           ------   ------   -------
Net income, as reported                                    $5,192   $1,796   $78,768
Add: Total stock compensation expense included
   in reported net income                                     816      897       738
Less: Total stock based compensation expense
   determined under the fair value method for all awards     (831)    (963)     (812)
                                                           ------   ------   -------
Pro forma net income                                       $5,177   $1,730   $78,694
                                                           ======   ======   =======
Earnings per share:
   Basic, as reported                                      $ 0.30   $ 0.11   $  4.99
   Basic, pro forma                                        $ 0.30   $ 0.10   $  4.99
   Diluted, as reported                                    $ 0.30   $ 0.10   $  4.90
   Diluted, pro forma                                      $ 0.30   $ 0.10   $  4.90

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The fair value for the options was estimated at the date of grant using Black-Scholes option valuation model with the following weighted-average assumptions:

                                            2005   2004   2003
                                            ----   ----   ----
Risk free interest rate                     3.7%   3.4%   3.0%
Dividend yield                              8.2%   8.8%   9.3%
Volatility factor                           .18    .18    .18
Weighted-average expected life (in years)     5      5      5

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

The weighted average per share fair value of options granted during the years ended December 31, 2005, 2004 and 2003 was $1.43, $1.10, and $.87, respectively. The weighted average remaining contractual life of options granted is 5.32 years.

401(k) Plan

The Company has a 401(k) Plan that covers substantially all of its associates with more than six months of service. Participants may enter the Plan on January 1 or July 1 provided that they have reached six months of service and the age of 20 1/2. The 401(k) Plan complies with Internal Revenue Service requirements as a 401(k) Safe Harbor Plan whereby discretionary contributions made by the

Company are 100% vested. The aggregate cost of the Company's contributions to the 401(k) Plan was $464,000, $464,000, and $483,000 for the years ended
December 31, 2005, 2004, and 2003, respectively.

Restricted Shares

From 1995 through 2004, the Company granted 554,000 restricted common shares to certain officers, pursuant to the 1993 and 1997 Plans. In February and December 2005, the Company granted an additional 64,500 and 81,250 restricted shares, respectively, under the 1997 Plan. The stock prices on the date of grant were $26.28 and $30.43, respectively. Under the terms of the grants issued prior to 2003, the shares become fully vested upon termination of the officer-shareholder's employment due to (i) retirement from the Company; (ii) death or disability; or (iii) a change of control, as defined in the Plans. Should an officer-shareholder leave the Company for any other reason, the restricted shares are subject to forfeiture. Under the terms of the subsequent grants, the shares generally become vested 20% per year in years four through eight of the restricted stock agreement. Should the officer-shareholder leave prior to full vesting, any unvested portion of the grant is subject to forfeiture. The market value of the shares awarded as of the dates of grant has been recorded as Unearned Compensation - Restricted Stock and the unamortized portion ($6,051,000 and $3,799,000 at December 31, 2005 and 2004, respectively) is reflected in the accompanying Balance Sheet as a separate component of Shareholders' Equity and is amortized into income as deferred compensation expense over the estimated vesting period. Such deferred compensation totaled $933,000, $897,000 and $738,000 for the years ended December 31, 2005, 2004, and
2003, respectively. In December 2005, the restriction on an aggregate of 45,950 shares for certain officers was lifted, resulting in a charge of $1,061,000 in additional compensation expense.

Supplemental Employees Retirement Plan

The Company has a split-dollar life insurance plan for certain officers. Through 2003, the Company advanced the premiums on life insurance policies for certain officers where such advances were not considered loans under the Sarbanes-Oxley Act of 2002. In 2004, the Company elected to discontinue paying premiums on all split- dollar policies. The policies are assigned to the Company. In the event of retirement or death, the Company will be repaid the aggregate amount of premiums paid from the cash surrender value at the time the benefits are paid. The remaining value is paid to the employee or beneficiary. The aggregate premiums advanced under the policies totaled $447,000 and are recorded as an asset to the Company. As part of the separation agreement for one of the senior officers, the Company agreed to defer collection of the amount due until the separated officer reaches the age of 65 or the policy is surrendered, during which time, the former officer will pay interest at 4.68% per annum.

10. Leases

The Company leases certain office facilities under noncancellable operating leases. The lease on the corporate office in Baltimore, Maryland contains escalating annual payments through December 31, 2014 with two five-year renewal options. Future minimum rental commitments under noncancellable leases with remaining terms in excess of one year are as follows at December 31, 2005:

(In thousands)
2006                       $  338
2007                          348
2008                          357
2009                          367
2010                          377
Thereafter                  1,615
                           ------
Total rental commitments   $3,402
                           ======

Total rent expense for the years ended December 31, 2005, 2004, and 2003, was approximately $676,000, $559,000 and $552,000, respectively.

11. Dividend Reinvestment and Share Purchase Plan

Until February 16, 2006, the Company maintained a Dividend Reinvestment and Share Purchase Plan (the "Plan") pursuant to which shareholders could purchase additional shares of beneficial interest through reinvestment of dividends or by optional cash investment. Shares could have been acquired by the Plan either from the Company issuing new shares or by the Plan administrator acquiring shares in the open market. The Company had registered 750,000 common shares of beneficial interest for potential issuance under the Plan. At December 31, 2005, 592,540 shares remained available for future purchases under the Plan until the Plan's termination on February 16, 2006. The following is a summary of the Plan's activity for the years ended December 31, 2005 and 2004:

                                    2005     2004
                                   ------   ------
Total shares acquired               4,656    6,804
Shares purchased from Company       4,656    6,804
Weighted average price per share   $28.28   $25.63

12.  Distributions to Minority Interest Less than Earnings

During 2002, the amount reported under the caption "Minority interest" in the Balance Sheet was reduced to zero. U.S. GAAP requires that, for financial reporting purposes, an additional allocation of income be made to the minority interest account in an amount necessary to keep such balance from falling below zero since there is no requirement for the unit holders to make additional contributions. During 2003, earnings were in excess of distributions to the minority interests and, therefore, the Company reallocated the $576,000 that had previously been so allocated to the minority interests.

13.  Contingencies

During 2004, the Company determined that two of its wholly owned subsidiaries were subject to filing requirements and franchise taxes in a state in which the Company owns property. The Company has prepared and filed these returns and paid approximately $84,000 of the original accrued provision for taxes of approximately $140,000. However, certain provisions of the state's regulations may be subject to varying interpretation as to their applicability to the Company's subsidiaries. The Company is seeking clarification from the state, which, if determined to be adverse to the Company, would subject the Company to additional taxes of approximately $860,000. The Company has made certain changes to its corporate structure such that it is no longer subject to such taxes.

There were no legal proceedings pending at December 31, 2005 or as of the date of this report, except as noted below, to which the Registrant, the Operating Partnership or any of the separate general partnerships and limited liability companies which own the Properties is a party or to which the Properties are subject that are likely to have a material adverse impact on the Registrant's operations.

On February 2, 2006, an individual shareholder, Lee Foster, filed a putative class action, styled as Lee Foster v. The Town and Country Trust, et. al., in the Circuit Court for Baltimore City, Maryland, against us and each of our trustees. The complaint asserted that the trustees breached alleged fiduciary duties to plaintiff (and other shareholders) by entering into the December 19, 2005 merger agreement with Magazine Acquisition. The complaint sought, among other things, an injunction preventing Magazine Acquisition from acquiring us. By order dated February 21, 2006, the Court on our motion dismissed the complaint for failure to state a claim upon which relief may be granted, but allowed plaintiff 30 days within which to file an amended complaint.

Plaintiff filed his amended complaint on March 2, 2006. The amended complaint seeks disgorgement of benefits allegedly received by our trustees as a result of alleged breaches of duties, monetary damages, and an award of attorneys' fees, expenses and costs. The amended complaint alleges that our trustees breached their fiduciary duties to plaintiff (and other shareholders) by entering into the December 19, 2005 merger agreement with Magazine Acquisition without, according to plaintiff, having fully informed themselves about our "true value"; by agreeing to the initial $20 million break-up fee under such agreement; and by subsequently approving an amendment to the merger agreement on February 16, 2006 and agreeing to increase the break-up fee to $28 million in connection with the execution of the amendment. In addition, the amended complaint accuses the trustees of having favored their own interests over the interests of the shareholders. Finally, the amended complaint alleges that the trustees breached their fiduciary duties to plaintiff (and other shareholders) by allegedly not making full disclosure of all material facts in the proxy statement, dated January 26, 2006, which was mailed to shareholders on or around January 30, 2006, and the supplement to the proxy statement, dated February 24, 2006, which was mailed to shareholders on or around February 27, 2006.

The Company believes the amended complaint described above is without merit and the Company intends to vigorously defend against the claims and allegations in the complaint. However, there can be no assurance that the outcome will be favorable and defending this action may require the attention and resources of management and, regardless of the outcome, result in significant legal expenses.

In addition, the Company is subject to various legal proceedings and claims arising in the ordinary course of business. During the year ended December 31, 2005, the Company recorded an accrual of $300,000 related to an unresolved resident complaint. The Company estimates its maximum liability in this matter to be $2.1 million. The Company cannot determine the ultimate liability with respect to such legal proceedings and claims at this time. The Company believes that such liability, to the extent not reimbursed, will not have a material adverse effect on the Company's financial condition, results of operations or cash flow.

14.  Shareholders Equity

On February 3, 2004, the Company sold 1.41 million of its common shares of beneficial interest in a private sale at a negotiated price of $24.80 per share for net proceeds of approximately $34.7 million. The sale was made pursuant to the Company's existing shelf registration statement as previously filed with the Securities and Exchange Commission.

15.  Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2005 and 2004. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                   December 31, 2005     December 31, 2004
                                  -------------------   -------------------
                                  Carrying     Fair     Carrying     Fair
(in thousands)                     Amount      Value     Amount      Value
                                  --------   --------   --------   --------
Fixed rate mortgages              $374,435   $381,403   $375,132   $374,717
Floating rate mortgages           $122,500   $122,500   $ 40,000   $ 40,000
5.375% Convertible Senior Notes   $ 74,750   $ 66,037   $ 74,750   $ 73,622
Notes Payable                     $     --   $     --   $  2,000   $  2,000

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

The following table presents the fair value of outstanding derivative financial instruments, based on external market quotations as of December 31, 2005 and 2004.

                                                                                   Fair Value as of
                                                                                     December 31,
   Notional     Fixed            Type of             Effective       Contract    --------------------
    Amount       Rate           Contract                Date         Maturity      2005        2004
-------------   -----   ------------------------   -------------   -----------   --------   ---------
$139,000,000    9.35%              Cap             April, 2002     April, 2007   $     --   $   2,000
$ 49,172,000    7.50%              Cap             April, 2003     April, 2007   $     --   $   4,000
$(40,000,000)   9.35%              Cap             January, 2003   April, 2007   $     --   $  (1,000)
$ 20,000,000    4.84%   Swap (Floating to Fixed)   January, 2003   April, 2007   $(22,000)  $(624,000)
$ 20,000,000    3.48%   Swap (Floating to Fixed)   January, 2003   April, 2007   $310,000   $ (28,000)

The following is a summary of the derivative transactions for years ended December 31, 2005, 2004 and 2003.

                                                Year ended December 31,
                                               -------------------------
(in thousands)                                  2005     2004      2003
                                               ------   ------   -------
Net income                                     $5,192   $1,796   $78,768
Other comprehensive income (loss)-unrealized
   gain (loss) on hedge instruments             1,042    1,040       (30)
                                               ------   ------   -------
Comprehensive income                           $6,234   $2,836   $78,738
                                               ======   ======   =======

Adjustment to net income related to the
   ineffective portion of hedge instruments    $ (108)  $ (188)  $    34

The Company expects to reclassify approximately $448,000 of unrealized losses into earnings in the next twelve months.

16.  Unaudited Quarterly Results of Operations

The following is a summary of quarterly results of operations for the years ended December 31, 2005 and 2004.

                                                                 Quarter ended
                                                -----------------------------------------------
(in thousands, except per share data)           March 31   June 30   September 30   December 31
                                                --------   -------   ------------   -----------
2005
Revenues                                        $31,804    $32,517      $33,394       $33,982
Income (loss) before discontinued operations
   and minority interest                          2,196      3,286        3,172        (2,976)
Income (loss) from continuing operations          1,920      2,873        2,773        (2,602)
Income from discontinued operations                   7          5           38           178
Net income (loss) (1)                             1,927      2,878        2,811        (2,424)
Basic earnings per share
   Income (loss) from continuing operations     $   .11    $   .17      $   .16       $  (.15)
   Income from discontinued operations               --         --           --           .01
                                                -------    -------      -------       -------
   Net income (loss)                            $   .11    $   .17      $   .16       $  (.14)
                                                =======    =======      =======       =======

Diluted earnings per share
   Income (loss) from continuing operations     $   .11    $   .17      $   .16       $  (.15)
   (Loss) income from discontinued operations        --         --           --           .01
                                                -------    -------      -------       -------
   Net income (loss)                            $   .11    $   .17      $   .16       $  (.14)
                                                =======    =======      =======       =======

2004
Revenues                                        $30,162    $30,723      $31,369       $32,310
Income (loss) before discontinued operations
   and minority interest                          2,229     (3,382)       2,008         1,961
Income (loss) from continuing operations          1,939     (2,955)       1,755         1,713
(Loss) income from discontinued operations       (1,127)       511          (12)          (28)
Net income (loss)                                   812     (2,444)       1,743         1,685
Basic earnings (loss) per share
   Income (loss) from continuing operations     $   .12    $ (.17)      $   .10       $   .10
   (Loss) income from discontinued operations      (.07)      .03            --            --
                                                -------    -------      -------       -------
   Net income (loss)                            $   .05    $ (.14)      $   .10       $   .10
                                                =======    =======      =======       =======

Diluted earnings (loss) per share
   Income (loss) from continuing operations     $   .12    $ (.17)      $   .10       $   .10
   (Loss) income from discontinued operations      (.07)      .03            --            --
                                                -------    -------      -------       -------
   Net income (loss)                            $   .05    $ (.14)      $   .10       $   .10
                                                =======    =======      =======       =======

(1) Net income (loss) for the quarter ended December 31, 2005 includes $ 2,540,000 in merger related fees and $2,211,000 of additional compensation expense associated with the accelerated vesting of certain restricted shares and the accelerated approval of bonuses by the compensation committee.

             Report of Independent Registered Public Accounting Firm

To The Board of Trustees and Shareholders
The Town and Country Trust

We have audited the accompanying consolidated balance sheets of The Town and Country Trust (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Town and Country Trust at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Town and Country Trust's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

                                        /s/ Ernst & Young LLP

McLean, Virginia
March 10, 2006

             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                           THE TOWN AND COUNTRY TRUST
                                DECEMBER 31, 2005


                                    INITIAL COST (C)                       GROSS AMOUNT AT WHICH
                                 ---------------------                   CARRIED AT CLOSE OF PERIOD
                          NON-                           IMPROVEMENTS  ------------------------------
                        RECOURSE            BUILDINGS       MADE                  BUILDINGS            ACCUMULATED
        PROPERTY        MORTGAGE               AND      SUBSEQUENT TO               AND        TOTAL  DEPRECIATION   YEAR   USEFUL
    DESCRIPTION (A)     DEBT (B)   LAND   IMPROVEMENTS ACQUISITION (D)   LAND   IMPROVEMENTS    (E)        (F)     ACQUIRED  LIFE
    ---------------     -------- -------- ------------ --------------- -------- ------------ -------- ------------ -------- ------
MARYLAND
   Howard Crossing/
      West Commercial   $ 45,263 $  8,822   $ 37,785       $ 35,895    $  8,822   $ 73,680   $ 82,502   $ 32,913   1993 (h)   (g)
   The Courts of Avalon   19,279    4,277     38,490            217       4,277     38,707     42,984      3,176   2003       (g)
   Watkins Station         8,534    1,505      6,889          5,031       1,505     11,920     13,425      6,286   1993 (h)   (g)
   Quail Hollow            9,449    1,424     10,401          4,314       1,424     14,715     16,139      8,749   1993 (h)   (g)
   Woodhill                9,220    1,317     10,097          3,988       1,317     14,085     15,402      8,746   1993 (h)   (g)
   Hallfield Manor         1,905      320      2,240          1,616         320      3,856      4,176      1,882   1993 (h)   (g)
   Ridgeview               5,639    1,138      7,513          2,006       1,138      9,519     10,657      5,992   1993 (h)   (g)
   Seneca Bay              9,563    1,795     10,549          7,165       1,795     17,714     19,509      9,068   1993 (h)   (g)
   Skylark Pointe          9,601    1,474     10,511          7,172       1,474     17,683     19,157      9,044   1993 (i)   (g)
   Tall Oaks              12,306    1,397      9,845          3,667       1,397     13,512     14,909      8,151   1993 (h)   (g)
   Willow Lake            15,164    1,781     14,088          6,249       1,781     20,337     22,118     12,133   1993 (h)   (g)
   Steeplechase           20,345    2,749     18,151          9,496       2,749     27,647     30,396     15,939   1993 (h)   (g)
   Eagles Walk at White
      Marsh               15,050    3,136     19,944         14,182       3,136     34,126     37,262     17,014   1993 (h)   (g)
   Versailles              8,382    1,599     10,921          5,644       1,599     16,565     18,164      9,617   1993 (h)   (g)
   Fox Run                10,668    2,498     11,412          1,018       2,498     12,430     14,928      5,684   1993       (g)
   Stonegate               9,830    2,887     13,261          1,854       2,887     15,115     18,002      5,112   1994       (g)

PENNSYLVANIA
   Hidden Village          5,334    1,229      7,447          2,321       1,229      9,768     10,997      6,435   1993 (h)   (g)
   Emmaus                  8,268    1,394      9,577          3,590       1,394     13,167     14,561      8,225   1993 (h)   (g)
   Hanover                 4,039      590      4,946          1,762         590      6,708      7,298      4,566   1993 (h)   (g)
   Oakview Estates         5,029      812      8,249          5,571         812     13,820     14,632      7,353   1993 (h)   (g)
   Wheatland Hills         7,734    1,285     12,794          8,842       1,285     21,636     22,921     11,069   1993 (h)   (g)
   York                    6,439    1,951     10,622          2,572       1,951     13,194     15,145      9,341   1993 (h)   (g)
   Rolling Hills           3,391    1,282      5,842          1,320       1,282      7,162      8,444      3,032   1993       (g)

VIRGINIA
   Barton's Crossing      26,213    7,320     33,845          8,380       7,320     42,225     49,545     17,864   1993       (g)
   Lionsgate              22,974    6,361     46,649             41       6,361     46,690     53,051      3,290   2003       (g)
   The Glen                5,143    1,157      5,269          1,300       1,157      6,569      7,726      2,916   1993       (g)
   McNair Farms           13,145    3,564     16,237          2,642       3,564     18,879     22,443      9,031   1993       (g)
   University Heights     22,365    5,789     26,371          2,420       5,789     28,791     34,580     14,191   1993       (g)
   Carlyle Station        18,021    4,259     19,610          3,709       4,259     23,319     27,578      7,520   1994       (g)

DELAWARE
   Christina Mill          8,458    2,288     10,454          1,847       2,288     12,301     14,589      3,995   1994       (g)
   Brandywine Woods       41,500    4,515     37,096            156       4,515     37,252     41,767        320   2005       (g)

FLORIDA
   Windermere              9,700    2,809     12,797          1,623       2,809     14,420     17,229      2,795   1998       (g)
   Twelve Oaks             9,214    3,100     13,711          2,088       3,100     15,799     18,899      3,063   1998       (g)
   Heron's Run             6,096    2,795     12,754          1,491       2,795     14,245     17,040      2,575   1999       (g)
   Kirkman                14,832    4,565     20,795          3,350       4,565     24,145     28,710      4,414   1999       (g)
   Gardens East           23,475    5,970     27,182          2,691       5,970     29,873     35,843      5,160   2000       (g)
   Perico                  9,823    2,491     11,248          1,774       2,491     13,022     15,513      2,212   1999       (g)
   McIntosh                7,391    2,029      9,194          1,130       2,029     10,324     12,353      1,897   1999       (g)
                        -------- --------   --------       --------    --------   --------   --------   --------
      TOTAL             $488,782 $105,674   $594,786       $170,134    $105,674   $764,920   $870,594   $290,770
                        ======== ========   ========       ========    ========   ========   ========   ========

                              NOTES TO SCHEDULE III
                           THE TOWN AND COUNTRY TRUST
                                 (IN THOUSANDS)

(a) All properties are garden apartment communities with the exception of one commercial building included in the Howard Crossing/West Commercial Partnership.

(b) See description of mortgages payable in Note 5 of Notes to Consolidated Financial Statements of the Company.

(c) Initial cost for properties originally acquired from the Predecessor (see note (h) below) represents the historical cost as of August 23, 1993 plus the acquisition of non-controlled interests in the Predecessor on August 23, 1993. The initial cost of all other property acquisitions represents the cost to purchase the property at the date of acquisition.

(d) The aggregate cost of land, buildings and equipment on a Federal Income Tax basis is $699,204 at December 31, 2005.

(e)  Reconciliation of Real Estate Properties

     Balance at January 1, 2003                      $665,998
     Acquisition of new operating properties           95,776
     Other additions                                   25,950
     Other dispositions                                  (444)
                                                     --------
     Balance at December 31, 2003                     787,280
     Other additions                                   36,263
     Other dispositions/retirements                   (30,185)
                                                     --------
     Balance at December 31, 2004                    $793,358
     Acquisition of new operating property             41,611
     Other additions                                   41,054
     Other dispositions/retirements                    (5,429)
                                                     --------
     Balance at December 31, 2004                    $870,594
                                                     ========

(f)  Reconciliation of Accumulated Depreciation

     Balance at January 1, 2003                      $253,144
     2003 depreciation expense, net of retirements     19,723
                                                     --------
     Balance at December 31, 2003                     272,867
     2004 depreciation expense, net of retirements     (1,921)
                                                     --------
     Balance at December 31, 2004                     270,946
     2005 depreciation expense, net of retirements     19,824
                                                     --------
     Balance at December 31, 2005                    $290,770
                                                     ========

(g)  Depreciation is computed based upon the following estimated lives:

                                    Assets acquired    Assets acquired
                                     subsequent to         prior to
                                    January 1, 1994   December 31, 1993
                                    ---------------   -----------------
Buildings                           27.5 years        40 years
Building improvements               15 to 19 years    20 years
Furniture, fixtures and equipment   3 to 12 years     5 to 12 years

(h)  Denotes property originally purchased in 1979 by the Predecessor.

(B)  SUPPLEMENTARY DATA

Information in response to this Item is set forth in the financial statement schedules appearing on pages F-1 through F-2 of this Form 10-K.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2005.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of The Town and Country Trust (the "Company") is responsible for establishing and maintaining adequate internal controls over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or supervised by, the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S generally accepted accounting principles.

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

In connection with the preparation of the Company's annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company's internal controls over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal controls over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that the Company's internal controls over financial reporting were effective as of December 31, 2005.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, have issued an attestation report on management's assessment of internal controls over financial reporting, a copy of which is included in this Annual Report on Form 10-K.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To The Board of Trustees and Shareholders
The Town and Country Trust

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that The Town and Country Trust (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trustees of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that The Town and Country Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Town and Country Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of The Town and Country Trust and our report dated March 10, 2006, expressed an unqualified opinion thereon.

                                        /s/ Ernst & Young LLP

McLean, Virginia
March 10, 2006

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this item concerning the Registrant's Trustees and Executive Officers is set forth under the captions "Election of Trustees," "Board of Trustees; Committees of the Board of Trustees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's 2006 Proxy Statement to be filed with the SEC which information is incorporated herein by reference. The information required by this Item in respect of the Registrant's Executive Officers who are not Trustees is set forth in Item 4 of this Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this Item is set forth under the caption "Compensation of Executive Officers" in the Registrant's 2006 Proxy Statement to be filed with the SEC which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this Item concerning security ownership of certain beneficial owners and management is set forth under the caption "Ownership of Common Shares of Beneficial Interest" in the Registrant's 2006 Proxy Statement to be filed with the SEC, which information is incorporated herein by reference. Information in response to this Item concerning equity compensation plan information is set forth in Item 5 of this Form 10-K and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is set forth under the caption "Certain Related Transactions" in the Registrant's 2006 Proxy Statement to be filed with the SEC which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item concerning fees paid to the independent auditors is set forth under the caption "Selection of Accountants" in the Registrant's 2006 Proxy Statement to be filed with the SEC, which information is incorporated herein by reference. The Audit Committee of the Board of Trustees must pre-approve all auditing services and all non-audit services (including the fees and terms thereof) to be performed by the independent auditors. The Audit Committee may delegate to the Audit Committee Chairman the authority to grant pre-approvals for audit and permitted non-audit services to be performed for the Company by the independent auditor, provided that decisions of such members to grant pre-approvals shall be presented to the full Committee at its next regularly scheduled meeting.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

                                                                            PAGE
                                                                           -----
(1)  Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets of the Registrant at December 31, 2005
   and at December 31, 2004
Consolidated Statements of Operations of the Registrant for the years ended December 31, 2005, December 31, 2004 and December 31, 2003
Consolidated Statements of Shareholders' Equity of the Registrant for the years ended December 31, 2005, December 31,2004 and
   December 31, 2003
Consolidated Statements of Cash Flows of the Registrant for the years ended December 31, 2005, December 31, 2004 and December 31, 2003
Notes to Consolidated Financial Statements of the Registrant

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

4.2 First Supplemental Indenture dated as of December 1, 2005, by and between The Town and Country Trust and The Bank of New York, as
          Trustee (incorporated by reference into Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 21, 2005).

4.3 Form of 5.375% Convertible Senior Note due 2023 (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (No. 333-109157)).

4.4       Registration Rights Agreement, dated as of August 4, 2003, between The
          Town and Country Trust and Banc of America Securities LLC
          (incorporated by reference to Exhibit 4.3 to the Registrant's
          Registration Statement on Form S-3 (No. 333-109157)).

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

10.8 Form of Severance Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 8,
          2005).

10.9 Separation Agreement and General Release dated December 21, 2004 between James Dolphin and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.10 Separation Agreement and General Release dated December 17, 2004 between Gerald Haak and the Registrant (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.11 Agreement and Plan of Merger dated as of December 19, 2005, by and between Magazine Acquisition GP LLC, Magazine Acquisition LP, Magazine
          Acquisition LLC, The Town and Country Trust and The TC Operating
          Limited Partnership (incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on
          January 30, 2006).

10.12     Amendment No. 1 to Agreement and Plan of Merger dated February 16,
          2006 by and between Magazine Acquisition GP LLC, Magazine Acquisition
          LP, Magazine Acquisition LLC, The Town and Country Trust and The TC
          Operating Limited Partnership (incorporated by reference to Exhibit A to the Registrant's Definitive Additional Materials on Schedule 14A filed on February 24, 2006).

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

                                        THE TOWN AND COUNTRY TRUST


                                        By: /s/ Harvey Schulweis
                                            ------------------------------------
                                            Harvey Schulweis
                                            Chairman of the Board and
                                            Chief Executive Officer

Dated: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                         Title                  Date
---------                               -------------------------   --------------


/s/ Harvey Schulweis                    Chairman of the Board,      March 16, 2006
-------------------------------------   Chief Executive Officer,
Harvey Schulweis                        Principal Executive
                                        Officer and Trustee


/s/ Alan W. Lasker                      Senior Vice President-      March 16, 2006
-------------------------------------   Chief Financial Officer
Alan W. Lasker                          and Principal Financial
                                        Officer


/s/ William J. Fishell                  Vice President -Treasurer   March 16, 2006
-------------------------------------   and Principal Accounting
William J. Fishell                      Officer


James H. Berick*                        Trustee
Thomas L. Brodie*                       Trustee
Nancy L. Fisher*                        Trustee
Alan S. Jaffe*                          Trustee
H. Grant Hathaway*                      Trustee
Forrest D. Hayes*                       Trustee


*By: /s/ Harvey Schulweis                                           March 16, 2006
     --------------------------------
     Harvey Schulweis
     Attorney-in-Fact

----------
* Powers of attorney authorizing Harvey Schulweis to sign this annual report on Form 10-K on behalf of certain Trustees of the Registrant is being filed with the Securities and Exchange Commission herewith (Exhibit 24).